Form 10-Q
period 1996-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1996-07-29
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                           Commission File Number
March 31, 1996                                         0-13331


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
             (Exact Name of Registrant as specified in its Charter)

Delaware                                       16-1234990
- -------------------                            --------------------------------
(State of Formation)                           (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1996, the issuer had 15,551 units of limited partnership interest outstanding.

                   REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III

                                      INDEX




                                                                    PAGE NO.
                                                                    --------
PART I:     FINANCIAL INFORMATION
- -------     ---------------------

            Balance Sheets -
                  March 31, 1996 and December 31, 1995                  3

            Statements of Operations -
                  Three Months Ended March 31, 1996 and 1995            4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1996 and 1995            5

            Statements of Partners' (Deficit) -
                  Three Months Ended March 31, 1996 and 1995            6

            Notes to Financial Statements                             7 - 18


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- --------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS            19 - 20
            ---------------------------------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (Unaudited)

                                                           March 31,    December 31,
                                                             1996           1995
                                                       ------------    ------------
ASSETS

Property, at cost:
     Land                                              $  1,410,000    $  1,410,000
     Buildings and improvements                          17,249,016      17,238,605
     Furniture and fixtures                               2,275,548       2,275,548
                                                       ------------    ------------
                                                         20,934,564      20,924,153
     Less accumulated depreciation                        9,461,434       9,283,886
                                                       ------------    ------------
          Property, net                                  11,473,130      11,640,267

Investment in joint venture                                 163,796         167,321

Cash                                                           --              --
Cash - security deposits                                     53,989          53,989
Accounts receivable, net of allowance for doubtful
     accounts of $895,282 and $800,839, respectively         18,239          21,238
Other assets                                                545,890         520,876
                                                       ------------    ------------

            Total Assets                               $ 12,255,043    $ 12,403,691
                                                       ============    ============


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Cash overdraft                                    $      4,012    $     36,921
     Mortgages payable                                   10,243,902      10,276,248
     Accounts payable and accrued expenses                  837,651         777,976
     Accounts payable - affiliates                        1,365,473       1,258,243
     Accrued interest                                        96,852          88,868
     Security deposits and prepaid rents                    282,657         269,591
                                                       ------------    ------------
            Total Liabilities                            12,830,546      12,707,847
                                                       ------------    ------------

Partners' (Deficit) Capital:
     General partners                                      (435,539)       (427,399)
     Limited partners                                      (139,963)        123,243
                                                       ------------    ------------
           Total Partners' (Deficit)                       (575,503)       (304,156)
                                                       ------------    ------------

           Total Liabilities and Partners' (Deficit)   $ 12,255,043    $ 12,403,691
                                                       ============    ============





                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended          Ended
                                                       March 31,      March 31,
                                                          1996          1995
                                                       ---------      ---------
Income:
     Rental                                          $ 1,035,749    $ 1,106,761
     Interest and other income                            94,803         56,960
                                                     -----------    -----------
     Total income                                      1,130,552      1,163,721
                                                     -----------    -----------

Expenses:
     Property operations                                 611,873        671,554
     Interest:
          Paid to affiliates                              35,587         19,037
          Other                                          372,550        329,298
     Depreciation and amortization                       186,902        178,112
     Administrative:
          Paid to affiliates                              69,381        111,006
          Other                                          122,081        166,132
                                                     -----------    -----------
     Total expenses                                    1,398,374      1,475,139
                                                     -----------    -----------

Loss before allocated loss from joint venture           (267,822)      (311,418)

Allocated loss from joint venture                         (3,525)       (24,606)
                                                     -----------    -----------

Net loss                                             $  (271,347)   $  (336,024)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (16.93)   $    (20.96)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          15,551         15,551
                                                     ===========    ===========





                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)
                                                       Three Months Three Months
                                                          Ended        Ended
                                                         March 31,   March 31,
                                                           1996         1995
                                                          ---------    ---------
Cash flow from operating activities:
     Net loss                                            $(271,347)   $(336,024)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                         186,902      178,112
     Loss from joint venture                                 3,525       24,606
Changes in operating assets and liabilities:
     Cash - security deposits                                 --           --
     Accounts receivable                                     2,999       16,871
     Other assets                                          (34,368)      15,388
     Accounts payable and accrued expenses                  59,675       25,555
     Accrued interest                                        7,984         --
     Security deposits and prepaid rent                     13,066       16,826
                                                         ---------    ---------
Net cash (used in) operating activities                    (31,563)     (58,666)
                                                         ---------    ---------

Cash flow from investing activities:
     Capital expenditures                                  (10,411)    (126,164)
     Distributions from joint venture                         --           --
                                                         ---------    ---------
Net cash (used in) investing activities                    (10,411)    (126,164)
                                                         ---------    ---------

Cash flows from financing activities:
    Cash overdraft                                         (32,909)      16,180
    Accounts payable - affiliates                          107,230      169,279
     Principal payments on mortgages and notes             (32,346)      (9,163)
     Distributions to partners                                --           --
                                                         ---------    ---------
Net cash provided by financing activities                   41,974      176,296
                                                         ---------    ---------

Increase (decrease) in cash                                   --         (8,534)

Cash - beginning of period                                    --          8,534
                                                         ---------    ---------

Cash - end of period                                     $    --      $    --
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                              $ 364,566    $ 300,171
                                                         =========    =========

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                       General             Limited Partners
                                      Partners
                                       Amount            Units          Amount
                                       ------            -----          ------

Balance, January 1, 1995           $  (385,610)          15,551     $ 1,474,437

Net loss                               (10,081)            --          (325,943)
                                   -----------      -----------     -----------

Balance, March 31, 1995            $  (395,691)          15,551     $ 1,148,494
                                   ===========      ===========     ===========


Balance, January 1, 1996           $  (427,399)          15,551     $   123,243

Net loss                                (8,140)            --          (263,206)
                                   -----------      -----------     -----------

Balance, March 31, 1996            $  (435,539)          15,551     $  (139,963)
                                   ===========      ===========     ===========
























                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


 1.  GENERAL PARTNER'S DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership III, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1996 and 1995 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

 2.  FORMATION AND OPERATION OF PARTNERSHIP

     Realmark Property Investors Limited Partnership III (the "Partnership"), a Delaware Limited Partnership, was formed November 18, 1983, to invest in a diversified portfolio of income-producing real estate.

     In February 1984 the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing (minimum closing) of the offering which occurred April 26, 1984. All items of income and expense arose subsequent to this date. On January 31, 1985 the offering was concluded, at which time 15,551 units of limited partnership interest were outstanding. The General Partners are Realmark Properties, Inc., a Delaware corporation, the corporate General Partner, and Mr. Joseph M. Jayson, the individual General Partner. Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. (JMJ) and Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the Partnership agreement, the General Partners and affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

     Net income or loss arising from the sale or refinancing shall be distributed first to the limited partners in an amount equivalent to a 7% return on the average of their adjusted capital contributions, then in an amount equal to their capital contributions, then an amount equal to an additional 5% of the average of their adjusted capital contributions after the general partners receive a disposition fee, then to all partners in an amount equal to their respective positive capital balances, and finally, in the ratio of 87% to the limited partners and 13% to the general partners.

     Partnership income or loss not arising from sale or refinancing shall be allocated 97% to the limited partners and 3% to the general partners.

 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash
     ----

     For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

     Cash - security deposits
     ------------------------

     Cash - security deposits represents cash on deposit in accordance with terms of a U.S. Department of Housing and Urban Development (HUD) regulatory agreement for multi-family housing projects under Section 223(f).

     Property and depreciation
     -------------------------

     Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System are used to calculate depreciation expense for tax purposes.

     Rental income
     -------------

     Leases  for  residential  properties  have  terms   of one  year  or  less.
     Commercial leases generally have terms of one to five years. Rental income is recognized on the straight-line method over the term of the lease.

     Investment in Joint Venture
     ---------------------------

     The interest in joint venture is accounted for on the equity method.

 4.  ACQUISITION AND DISPOSITION OF RENTAL PROPERTY

     In  August 1984 the Partnership acquired a 112 unit apartment complex (Bryn
     Mawr) located in Ypsilanti, Michigan for a purchase price of $1,833,554, which included $134,857 in acquisition fees. In 1985 the acquisition fees related to the purchase of Bryn Mawr were reduced by $18,600 and reallocated to properties by the Partnership that year.

     In August 1986 the Bryn Mawr Apartments were sold for $3,110,000. The net cash proceeds of approximately $667,000 from the sale were distributed to the investors on a pro rata basis. The Partnership recognized a gain for financial statement purposes of $1,475,313. For income tax purposes, the gain will be recognized under the installment sale method.

     In February 1985 the Partnership acquired a 190 unit apartment complex (Castle Dore) in Indianapolis, Indiana for a purchase price of $4,601,233, which included acquisition fees of $414,279.

     In  February 1985 the  Partnership  acquired a 208 unit  apartment  complex
     (Parc  Bordeaux)  in   Indianapolis,   Indiana  for  a  purchase  price  of
     $2,845,064, which included acquisition fees of $371,233.

     In December 1988 the Partnership sold Parc Bordeaux Apartments for a sale price of $5,300,000 which generated a total net gain for financial statement purposes of $2,338,067. For income tax purposes, the gain will be recognized under the installment sale method.

     In June 1985 the Partnership acquired a 200 unit apartment complex (Williamsburg South Apartments) in Atlanta, Georgia for a purchase price of $5,138,745, which included acquisition fees of $368,745.

     In August 1985 the Partnership acquired a 38,500 square foot office complex (Perrymont) in Pittsburgh, Pennsylvania for a purchase price of $2,078,697, which included acquisition fees of $168,697.

     In October 1985 the Partnership acquired a 130 unit apartment complex (Pleasant Run) in Cincinnati, Ohio for a purchase price of $3,434,728, which included acquisition fees of $267,228.

     In December 1985 the Partnership acquired a 280 unit apartment complex (Ambassador Towers, formerly Cedar Ridge) in Monroeville, Pennsylvania for a purchase price of $6,766,424, which included acquisition fees of $646,424.

 5.  INVESTMENT IN JOINT VENTURES

     In April 1985 the Partnership entered into an agreement and formed the Inducon Joint Venture - Amherst (the Joint Venture), for the primary purpose of constructing office/warehouse buildings in Erie County, New York as income producing property. The site is part of the Amherst Foreign Trade Zone. This is U.S. Customs Territory under federal supervision, where foreign and domestic merchandise is brought for storage, manufacturing, salvage, repair, exhibit, repacking, relabeling or re-export. Under the terms of the joint venture agreement, the Partnership supplied $545,000 of capital to acquire the land and undertake initial development of Phase I and $275,000 for Phase II. The other Joint Venturer delivered and completed on behalf of the Joint Venture all plans, specifications, maps, surveys, accounting pro-formas for construction, initial leasing and operations, and cost estimates with respect to development.

     Ownership of the Joint Venture is divided equally between the Partnership and the other Joint Venturer. The Joint Venture agreement provides that the Partnership will be allocated 95% of any income or loss.

     Net cash flow from  the Joint Venture is to be distributed as follows:

     To the Partnership until has received a return of 7% per annum on its underwritten syndicated equity. To the extent a 7% return is not received from year to year, it will accrue and be paid from the next available cash flow.

     To the other Joint Venturer in an amount equal to that paid to the Partnership. No amount will accumulate in favor of the other investor.

     Any remaining amount will be divided equally.

     To the extent there are net proceeds from any sale or refinancing of the subject property, the proceeds will be paid in the following order of priority:

     To the Partnership to the extent the 7% per annum returned on its underwritten equity is unpaid.

     Next to the Partnership until it has received an overall 9% cumulative return on its underwritten equity.

     Next to the Partnership until it has received an amount equal to its total underwritten equity, reduced by any prior distribution of sale, financing or refinancing proceeds.

     Next to the Partnership until it has received a cumulative 20% per year return on its total underwritten equity.

     Thereafter  any  remaining  net  proceeds  will   be  divided  50%  to  the
     Partnership and 50% to the other joint venturer.

     A summary of the assets, liabilities and capital of the joint venture as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 is as follows:

                         INDUCON JOINT VENTURE - AMHERST
                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995

                                                            March 31,  December 31,
                                                              1996         1995
                                                           ----------   ----------
ASSETS

Property, at cost:
     Land                                                  $  177,709   $  177,709
     Land improvements                                        221,399      221,399
     Buildings and improvements                             3,072,913    3,072,913
     Equipment                                                  8,466        8,466
     Furniture and fixtures                                     2,101        2,101
                                                           ----------   ----------
                                                            3,482,588    3,482,588
     Less accumulated depreciation                          1,107,590    1,074,688
                                                           ----------   ----------
          Property, net                                     2,374,998    2,407,900

Cash and cash equivalents                                     202,881      157,789
Other assets                                                   60,718       39,925
Deferred debt expense, net of accumulated
     amortization of $273,372 and $266,350, respectively       36,093       28,841
                                                           ----------   ----------

                 Total Assets                              $2,674,690   $2,634,455
                                                           ==========   ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Bonds payable                                         $2,040,000   $2,040,000
     Mortgage payable                                         290,110      292,033
     Accounts payable and accrued expenses                    124,474       87,679
     Accounts payable - affiliates                             40,979       31,906
                                                           ----------   ----------
                 Total Liabilities                          2,495,563    2,451,618
                                                           ----------   ----------

Partners' Capital:
     The Partnership                                          163,796      167,321
     Other joint venturer                                      15,330       15,516
                                                           ----------   ----------
                Total Partners' Capital                       179,126      182,837
                                                           ----------   ----------

                Total Liabilities and Partners' Capital    $2,674,690   $2,634,455
                                                           ==========   ==========


                         INDUCON JOINT VENTURE - AMHERST
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995

                                                    Three Months    Three Months
                                                       Ended            Ended
                                                      March 31,       March 31,
                                                        1996            1995
                                                     ---------        ---------
Income:
     Rental                                          $ 129,134        $  98,846
     Interest and other income                             130            4,008
                                                     ---------        ---------
     Total income                                      129,264          102,854
                                                     ---------        ---------

Expenses:
     Property operations                                29,464           31,686
     Interest                                           46,849           45,970
     Depreciation and amortization                      43,778           43,778
     Administrative                                     12,883            7,321
                                                     ---------        ---------
     Total expenses                                    132,975          128,755
                                                     ---------        ---------

Net loss                                             $  (3,711)       $ (25,901)
                                                     =========        =========


Allocation of net loss:

     The Partnership                                 $  (3,525)       $ (24,606)
     Other Joint Venturer                                 (186)          (1,295)
                                                     ---------        ---------

                                                     $  (3,711)       $ (25,901)
                                                     =========        =========


A reconciliation of the Partnership's investment in the joint venture for the three month periods ended March 31, 1996 and 1995 is as follows:

                                                            1996         1995
                                                            ----         ----

Investment in joint venture - beginning of period        $ 167,321    $ 261,019
Allocated loss                                              (3,525)     (24,606)
                                                         ---------    ---------

Investment in joint venture - end of period              $ 163,796    $ 236,413
                                                         =========    =========

 6.   MORTGAGES AND NOTES PAYABLE

     Castle Dore
     -----------

     A  mortgage  of  $2,158,012   and  $2,210,050  at March 31,  1996 and 1995,
     respectively, bearing interest at 7.50%. The mortgage provides for annual principal and interest payments of $216,026 payable in equal monthly installments through September 1, 2014. The carrying amount of the mortgage of $1,562,089 and $1,575,414 at March 31, 1996 and 1995, respectively, reflects an unamortized mortgage discount of $603,046 and $665,731 at March 31, 1996 and 1995, respectively. The discount is based on an imputed interest rate of 12.5% and will be amortized using the interest method over the remaining term of the mortgage.

     Williamsburg
     ------------

     A 12.85% mortgage which provides for annual principal and interest payments of $341,602 payable in equal monthly installments through December 1999. The mortgage had a balance of $2,415,683 at March 31, 1996.

     Perrymont
     ---------

     A mortgage which provides for interest rates and monthly installments through December 1998 as follows:

             Year            Rate         Payment
             ----            ----         -------

             1995            7.50%        $  7,907  (Interest only)
             1996            7.875%       $  9,660  (Principal and interest)
             1997 - 1998     8.50%        $ 10,187  (Principal and interest)

     The outstanding balance at March 31, 1996 and March 31, 1995 respectively was $1,265,185 and $1,265,185 (to date no principal has been paid).

     Pleasant Run
     ------------

     A 10% mortgage with a balance of $2,217,214 at March 31, 1996, providing for annual principal and interest payments of $245,349 payable in equal monthly installments, with the remaining balance due August 1, 1998.

     Ambassador Towers (formerly Cedar Ridge)
     ----------------------------------------

     A mortgage with a balance of $559,024 and $620,929 at March 31, 1996 and 1995, respectively, bearing interest at 7.75%. The mortgage provides for monthly principal and interest payments of $8,980 through April 1, 2002.

     A mortgage with a balance of $1,356,255 and $1,477,232 at March 31, 1996 and 1995, respectively, bearing interest at 8.75%. The mortgage provides for monthly principal and interest payments of $20,455 through October 1, 2003.

     A mortgage with a balance of $1,000,000 at March 31, 1996 and 1995 which provides for interest only payments at prime rate plus 2% (10.75% at March 31, 1996). The mortgage was originally due in September 1994, but in September 1995 the General Partner negotiated an extension until May 1996. The Partnership has been utilizing a temporary extension while it seeks refinancing for the loan.

     The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

             Year                         Amount
             ----                         ------

             1996                         $   1,319,177
             1997                               349,132
             1998                             2,525,632
             1999                             3,849,622
             2000                                74,225
             Thereafter                       2,925,584
                                         --------------

                                             11,043,303
             (Unamortized discount)         (   767,055)
                                         ---------------

             TOTAL                         $ 10,276,248

 7.   RELATED PARTY TRANSACTIONS

     Management fees for the management of Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $60,150 and $57,119 for the three months ended March 31, 1996 and 1995, respectively.

     According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1996 and 1995.

     The general partners are also allowed to collect property disposition fees upon sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 2.75% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their capital contributions.

     The general partners have not to date received a disposition fee on the sale of Bryn Mawr or Parc Bordeaux, as the limited partners have not received a return of 7% on their average adjusted capital or their original capital as defined in the Partnership agreement. Once the limited partners receive their original capital and a 7% return, the general partners will be entitled to disposition fees of 2.75%.

     Accounts payable - affiliates amounted to $1,365,473 at March 31, 1996. The payable represents fees due to the general partner or to affiliates of the general partner. Interest charged on amounts due affiliates totaled $35,488 for the three month period ended March 31, 1996.

     Pursuant to the terms of the Partnership agreement, the corporate general partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of costs and expenses such as payroll, travel and communication, costs related to partnership accounting, and partner's communication and relations.

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $ 3,510 for the three months ended March 31, 1996 and 1995.

 8.  INCOME TAXES

     No provision has been made for income taxes since the income or loss of the Partnership is to be included in the tax returns of the individual partners.

     The tax returns of the Partnership are subject to examination by federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported Partnership amounts could be changed as a result of any such examination.

     The reconciliation of net loss for the three month periods ended March 31, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                   March 31,         March 31,
                                                    1996                1995
                                                    ----                ----

      Net loss -
           Statement of operations              $  (273,214)       $  (336,024)
      (Add to)  deduct from:
           Difference in depreciation              ( 21,441)          ( 39,820)
           Difference in amortization                16,431              9,419
           Non-deductible expenses                   62,896              5,895
           Difference in loss of joint venture        1,612              5,200
                                                 ----------        -----------

      Net loss for tax purposes                 $  (213,716)       $  (355,330)

     The reconciliation of partner's (deficit) capital at March 31, 1996 and December 31, 1995 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                March 31,           December 31,
                                                  1996                  1995
                                                  ----                  ----

      Partner's (Deficit) Capital -
       balance sheet                      $     (577,370)         $    (304,156)
       Add to (deduct from):
            Accumulated difference in
            depreciation                      (3,946,091)            (3,924,650)
            Accumulated difference in
            amortization                          28,125                 11,694
            Syndication fees and selling
            expenses                           1,842,060              1,842,060
            Gain on sale of property           ( 817,092)             ( 817,092)
            Other non-deductible expenses        869,651                806,755
            Difference in book and tax
            depreciable cost basis               915,085                915,085
            Difference in book and tax
            basis of investments                (741,988)              (743,600)
            Other                              (  69,286)             (  69,286)
                                           -------------           ------------

      Partner's (Deficit) Capital -
       tax return                          $ (2,496,906)           $ (2,283,190)

PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

Unable to regain the momentum it had in previous years, the Partnership encountered an other disappointing quarter. Operating revenue decreased approximately $33,000, and total expenses also decrease $77,000. Management is hopeful that the decrease in expenses will continue as we are getting a better handle on our expenditures. The Partnership has implemented a rental increase toward the end of this quarter. The positive effects of these increase will not be noticed until future quarters. The General Partner meanwhile, continues to advance funds to the Partnership, although under no obligation to do so. The Partnership continues to encounter cash flow difficulties, with General Partner advances helping to fund the shortfall. There is no assurance that the General Partner will continue to do so

The partnership continues to review the possibility of refinancing mortgages, in order to reduces interest rates and increase cash flow. Management is presently focusing on Ambassador Towers (formerly known as Cedar Ridge Apartments) and Inducon Joint Venture Amherst. Ambassador Towers $1,000,000 loan is schedule to mature in May 1996. Currently we are in the application process of refinancing Inducon - Amherst.

There were no distributions for the three month periods ended March 31,1996 and 1995. The Partnership does not expect to resume distribution until it is able to generate sufficient excess cash flow and repay the General Partner advances.


Results of Operations:
- ----------------------

The partnership experienced a net loss of $ 273,214 or $17.04 per limited partnership unit for the period ended March 31,1996 versus a net loss of $395,691 or 20.96 per unit for quarter ended March 31, 1995.

Partnership revenue for the quarter ended March 31, 1996 totaled $1,130,552 which is a down $33,000 from 1995 revenue of $1,163,721. The decrease in rental revenue can be attributed to falling economic occupancy levels at Ambassador Towers (formerly Cedar Ridge). Compared to the prior year, physical occupancy dropped, while rental concessions and delinquencies increased. This more than offset any occupancy gains at the other partnership properties.

For the quarter ended March 31, 1996, Partnership expenses amounted to $1,398,374, decreasing approximately $77,000 from the 1995 quarter end amount. There was a concentrated effort made to decrease payroll, repairs, maintenance, contracted services and property improvements throughout the partnership which accounts expenses. There was also a decrease in legal fees and portfolio management and accounting charges. As property performance improves, expenses will continue to level off. Total interest expense increased due to the significantly higher balance of the accounts payable-affiliate, while depreciation and amortization increase slightly due to major capital improvements that accrued in prior periods.

The Partnership began to see an increase in some occupancy levels, which should ultimately lead to increased revenue amounts in the near future. Partnership properties are starting to reestablish themselves in the marketplace and as vacancy levels decrease, rental rates increase, rental concessions will diminish, and an improving tenant profile will allow for an increase in collections. These factors should allow for a rather gradual increase in revenue.

On a tax basis, the partnership had a loss of $(213,716) or $13.33 per limited partner unit for the three months period ended March 31, 1996 versus a tax loss of $355,330 or $22.16 per unit for the quarter ended March 31, 1995.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


Item 1 - Legal Proceedings
- --------------------------

The Partnership is not a party to, nor are any of the Partnership's properties subject to any material pending legal proceedings other than ordinary, routine litigation incidental to the Partnership's business.

Items 2, 3, 4 and 5
- -------------------

Not applicable.

Item 6 - Exhibits and reports on Form 8-K
- -----------------------------------------

a)    Exhibits - Financial data schedule (Electronic filing only).

b)    Reports on Form 8-K - None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP III


By:   /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       July 12, 1996
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  July 12, 1996
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary