Form 10-Q
period 1996-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1997-01-03
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                             Commission File Number
June 30, 1996                                              0-13331


             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
            (Exact Name of Registrant as specified in its Charter)

Delaware                                     16-1234990
--------------------                         -----------------------------------
(State of Formation)                         (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X        No
                                                    ----          ----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)

As of June 30, 1996, the issuer had 15,551 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III

                                      INDEX



                                                                       PAGE NO.
                                                                       --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1996 and December 31, 1995                     3

            Statements of Operations -
                  Three Months Ended June 30, 1996 and 1995               4

            Statements of Operations -
                  Six Months Ended June 30, 1996 and 1995                 5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1996 and 1995                 6

            Statements of Partners' (Deficit) Capital -
                  Six Months Ended June 30, 1996 and 1995                 7

            Notes to Financial Statements                               8 - 19


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS              20 - 21
            ---------------------------------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                            June 30,       December 31,
                                                              1996            1995
                                                              ----            ----

ASSETS
------

Property, at cost:
     Land                                                $  1,410,000     $  1,410,000
     Buildings and improvements                            17,232,630       17,238,605
     Furniture and fixtures                                 2,275,548        2,275,548
                                                         ------------     ------------
                                                           20,918,178       20,924,153
     Less accumulated depreciation                          9,638,598        9,283,886
                                                         ------------     ------------
          Property, net                                    11,279,580       11,640,267

Investment in joint venture                                   147,699          167,321

Cash                                                             --               --
Cash - security deposits                                       54,800           53,989
Accounts receivable, net of allowance for doubtful
     accounts of $895,282 and $800,839, respectively            8,473           21,238
Other assets                                                  633,205          520,876
                                                         ------------     ------------

             Total Assets                                $ 12,123,757     $ 12,403,691
                                                         ============     ============


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                      $    141,299     $     36,921
     Mortgages payable                                     10,168,100       10,276,248
     Accounts payable and accrued expenses                    972,942          777,976
     Accounts payable - affiliates                          1,182,484        1,258,243
     Accrued interest                                          95,059           88,868
     Security deposits and prepaid rents                      313,935          269,591
                                                         ------------     ------------
             Total Liabilities                             12,873,819       12,707,847
                                                         ------------     ------------

Partners' (Deficit) Capital:
     General partners                                        (440,776)        (427,399)
     Limited partners                                        (309,286)         123,243
                                                         ------------     ------------
            Total Partners' (Deficit)                        (750,062)        (304,156)
                                                         ------------     ------------

            Total Liabilities and Partners' (Deficit)    $ 12,123,757     $ 12,403,691
                                                         ============     ============


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                     Three Months  Three Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         1996           1995
                                                         ----           ----
Income:
     Rental                                         $ 1,019,899     $ 1,149,863
     Interest and other income                           43,687          68,757
                                                    -----------     -----------
     Total income                                     1,063,586       1,218,620
                                                    -----------     -----------

Expenses:
     Property operations                                594,105         874,444
     Interest:
          Paid to affiliates                             37,241          21,574
          Other                                         192,180         283,941
     Depreciation and amortization                      185,774         194,503
     Administrative:
          Paid to affiliates                             75,729         146,300
          Other                                         137,019         118,805
                                                    -----------     -----------
     Total expenses                                   1,222,048       1,639,567
                                                    -----------     -----------

Loss before allocated loss from joint venture          (158,462)       (420,947)

Allocated loss from joint venture                       (16,097)        (17,965)
                                                    -----------     -----------

Net loss                                            $  (174,559)    $  (438,912)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (10.89)    $    (27.38)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                         15,551          15,551
                                                    ===========     ===========







                         See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III


                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                    Six Months       Six Months
                                                      Ended            Ended
                                                     June 30,         June 30,
                                                       1996             1995
                                                       ----             ----
Income:
     Rental                                         $ 2,055,648     $ 2,256,624
     Interest and other income                          138,490         125,717
                                                    -----------     -----------
     Total income                                     2,194,138       2,382,341
                                                    -----------     -----------

Expenses:
     Property operations                              1,205,978       1,545,998
     Interest:
          Paid to affiliates                             72,828          40,611
          Other                                         564,730         613,239
     Depreciation and amortization                      372,676         372,615
     Administrative:
          Paid to affiliates                            145,110         257,306
          Other                                         259,100         284,937
                                                    -----------     -----------
     Total expenses                                   2,620,422       3,114,706
                                                    -----------     -----------

Loss before allocated loss from joint venture          (426,284)       (732,365)

Allocated loss from joint venture                       (19,622)        (42,571)
                                                    -----------     -----------

Net loss                                            $  (445,906)    $  (774,936)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (27.81)    $    (48.34)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                         15,551          15,551
                                                    ===========     ===========




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                                                         Six Months   Six Months
                                                           Ended        Ended
                                                          June 30,     June 30,
                                                            1996         1995
                                                            ----         ----
Cash flow from operating activities:
     Net loss                                           $(445,906)    $(774,936)

Adjustments to reconcile net loss to net cash
   provided by (used in)  operating activities:
     Depreciation and amortization                        372,676       372,615
     Loss from joint venture                               19,622        42,571
Changes in operating assets and liabilities:
     Cash - security deposits                                (811)        2,543
     Accounts receivable                                   12,765        13,501
     Other assets                                        (130,293)     (124,934)
     Accounts payable and accrued expenses                194,966       247,162
     Accrued interest                                       6,191          --
     Security deposits and prepaid rent                    44,344        30,548
                                                        ---------     ---------
Net cash provided by (used in) operating activities        73,554      (190,930)
                                                        ---------     ---------

Cash flow from investing activities:
     Capital expenditures                                   5,975          --
     Distributions from joint venture                        --            --
                                                        ---------     ---------
Net cash provided by investing activities                   5,975          --
                                                        ---------     ---------

Cash flows from financing activities:
     Cash overdraft                                       104,378          --
     Accounts payable - affiliates                        (75,759)      292,310
     Principal payments on mortgages and notes           (108,148)     (107,777)
     Distributions to partners                               --            --
                                                        ---------     ---------
Net cash (used in) provided by financing activities       (79,529)      184,533
                                                        ---------     ---------

Increase (decrease) in cash                                  --          (6,397)

Cash - beginning of period                                   --           8,534
                                                        ---------     ---------

Cash - end of period                                    $    --       $   2,137
                                                        =========     =========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                             $ 558,539     $ 580,378
                                                        =========     =========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                         General             Limited Partners
                                        Partners
                                         Amount           Units         Amount
                                         ------           -----         ------
Balance, January 1, 1995           $  (385,610)          15,551     $ 1,474,437

Net loss                               (23,248)            --          (751,688)
                                   -----------      -----------     -----------

Balance, June 30, 1995             $  (408,858)          15,551     $   722,749
                                   ===========      ===========     ===========


Balance, January 1, 1996           $  (427,399)          15,551     $   123,243

Net loss                               (13,377)            --          (432,529)
                                   -----------      -----------     -----------

Balance, June 30, 1996             $  (440,776)          15,551     $  (309,286)
                                   ===========      ===========     ===========


























                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


1.    GENERAL PARTNER'S DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership III, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

     A summary of the assets, liabilities and capital of the joint venture as of June 30, 1996 and December 31, 1995 and the results of its operations for the six months ended June 30, 1996 and 1995 is as follows:

                         INDUCON JOINT VENTURE - AMHERST
                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                              June 30,    December 31,
                                                                 1996           1995
                                                                 ----           ----
ASSETS
------

Property, at cost:
     Land                                                    $  177,709    $  177,709
     Land improvements                                          221,399       221,399
     Buildings and improvements                               3,070,246     3,072,913
     Equipment                                                    8,466         8,466
     Furniture and fixtures                                       2,101         2,101
                                                             ----------    ----------
                                                              3,479,921     3,482,588
     Less accumulated depreciation                            1,138,551     1,074,688
                                                             ----------    ----------
          Property, net                                       2,341,370     2,407,900

Cash and cash equivalents                                       176,029       157,789
Other assets                                                     31,276        39,925
Deferred debt expense, net of accumulated
     amortization of $280,396 and $273,372, respectively         41,545        28,841
                                                             ----------    ----------

                   Total Assets                              $2,590,220    $2,634,455
                                                             ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Bonds payable                                           $2,040,000    $2,040,000
     Mortgage payable                                           286,655       292,033
     Accounts payable and accrued expenses                       67,073        87,679
     Accounts payable - affiliates                               34,310        31,906
                                                             ----------    ----------
                   Total Liabilities                          2,428,038     2,451,618
                                                             ----------    ----------

Partners' Capital:
     The Partnership                                            147,699       167,321
     Other joint venturer                                        14,483        15,516
                                                             ----------    ----------
                  Total Partners' Capital                       162,183       182,837
                                                             ----------    ----------

                  Total Liabilities and Partners' Capital    $2,590,220    $2,634,455
                                                             ==========    ==========



                         INDUCON JOINT VENTURE - AMHERST
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995

                                                         Six Months   Six Months
                                                           Ended        Ended
                                                          June 30,     June 30,
                                                            1996         1995
                                                            ----         ----
Income:
     Rental                                             $ 223,580     $ 204,321
     Interest and other income                              4,942         5,138
                                                        ---------     ---------
     Total income                                         228,522       209,459
                                                        ---------     ---------

Expenses:
     Property operations                                   49,415        59,596
     Interest                                              93,497        91,894
     Depreciation and amortization                         85,034        87,556
     Administrative                                        21,230        15,225
                                                        ---------     ---------
     Total expenses                                       249,176       254,271
                                                        ---------     ---------

Net loss                                                $ (20,654)    $ (44,812)
                                                        =========     =========


Allocation of net loss:

     The Partnership                                    $ (19,622)    $ (42,571)
     Other Joint Venturer                                  (1,033)       (2,241)
                                                        ---------     ---------

                                                        $ (20,654)    $ (44,812)
                                                        =========     =========


A reconciliation of the Partnership's investment in the joint venture for the six month periods ended June 30, 1996 and 1995 is as follows:

                                                            1996          1995
                                                            ----          ----


Investment in joint venture - beginning of period       $ 167,321     $ 261,019
Allocated loss                                            (19,622)      (42,571)
                                                        ---------     ---------

Investment in joint venture - end of period             $ 147,699     $ 218,448
                                                        =========     =========

6.   MORTGAGES AND NOTES PAYABLE

     Castle Dore
     -----------

     A  mortgage  of  $2,144,384  and  $2,197,403  at June 30,  1996  and  1995,
     respectively, bearing interest at 7.50%. The mortgage provides for annual principal and interest payments of $216,026 payable in equal monthly installments through September 1, 2014. The carrying amount of the mortgage of $1,556,102 and $1,570,627 at June 30, 1996 and 1995, respectively, reflects an unamortized mortgage discount of $588,282 and $626,776 at June 30, 1996 and 1995, respectively. The discount is based on an imputed interest rate of 12.5% and will be amortized using the interest method over the remaining term of the mortgage.

     Williamsburg
     ------------

     A 12.85% mortgage which provides for annual principal and interest payments of $341,602 payable in equal monthly installments through December 1999. The mortgage had a balance of $2,412,875 at June 30, 1996.

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
             1997 - 1998     8.50%        $   10,187 (Principal and interest)

     The outstanding balance at June 30, 1996 and 1995 respectively was $1,265,185 (to date no principal has been paid).

     Pleasant Run
     ------------

     A 10% mortgage with a balance of $2,211,259 at June 30, 1996, providing for annual principal and interest payments of $245,349 payable in equal monthly installments, with the remaining balance due August 1, 1998.

     Ambassador Towers (formerly Cedar Ridge)
     ----------------------------------------

     A mortgage with a balance of $494,542 and $561,513 at June 30, 1996 and 1995, respectively, bearing interest at 7.75%. The mortgage provides for monthly principal and interest payments of $8,980 through April 1, 2002.

     A mortgage with a balance of $1,232,902 and $1,477,232 at June 30, 1996 and 1995, respectively, bearing interest at 8.75%. The mortgage provides for monthly principal and interest payments of $20,455 through October 1, 2003.

     A mortgage with a balance of $995,235 and $1,000,000 at June 30, 1996 and 1995, respectively which provides for interest payments at prime rate plus 2% (10.25% at June 30, 1996). The mortgage was originally due in September 1994, but in September 1995 the General Partner negotiated an extension until May 1996. The Partnership has been utilizing a temporary extension while it seeks refinancing for the loan.

     The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

             Year                         Amount
             ----                         ------

             1996                         $   1,319,177
             1997                               349,132
             1998                             2,525,632
             1999                             3,849,622
             2000                                74,225
             Thereafter                       2,925,584
                                           ------------
                                             11,043,303
             (Unamortized discount)         (   767,055)
                                           ------------

             TOTAL                         $ 10,276,248
                                           ============

7.   RELATED PARTY TRANSACTIONS

     Management fees for the management of Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $112,800 and $114,739 for the six months ended June 30, 1996 and 1995, respectively.

     According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1996 and 1995.

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

     Accounts payable - affiliates amounted to $1,182,484 and $978,687 at June 30, 1996 and 1995, respectively. The payable represents fees due to the general partner or to affiliates of the general partner. Interest charged on amounts due affiliates totaled $72,828 for the six month period ended June 30, 1996.

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

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $7,020 for the six months ended June 30, 1996 and 1995.

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

     The reconciliation of net loss for the six month periods ended June 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                June 30,               June 30,
                                                  1996                   1995
                                                  ----                   ----

      Net loss -
           Statement of operations            $ (445,906)            $ (774,936)
      (Add to)  deduct from:
           Difference in depreciation          (  42,882)             (  62,800)
           Difference in amortization             32,862                 32,861
           Non-deductible expenses               125,792                 41,853
           Difference in loss of joint venture     3,224                 10,400
                                              ----------             ----------
      Net loss for tax purposes               $ (326,910)            $ (752,622)
                                              ==========             ==========

     The reconciliation of partner's (deficit) capital at June 30, 1996 and December 31, 1995 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                 June 30,           December 31,
                                                  1996                   1995
                                                  ----                   ----
      Partner's (Deficit) Capital -
       balance sheet                        $   (750,062)         $    (304,156)
       Add to (deduct from):
            Accumulated difference in
            depreciation                      (3,967,532)            (3,924,650)
            Accumulated difference in
            amortization                          60,987                 11,694
            Syndication fees and selling
            expenses                           1,842,060              1,842,060
            Gain on sale of property           ( 817,092)             ( 817,092)
            Other non-deductible expenses        932,547                806,755
            Difference in book and tax
            depreciable cost basis               915,085                915,085
            Difference in book and tax
            basis of investments                (740,376)              (743,600)
            Other                              (  69,286)             (  69,286)
                                            ------------           ------------
      Partner's (Deficit) Capital -
       tax return                           $ (2,593,669)          $ (2,283,190)
                                            ============           ============

 9.   SUBSEQUENT EVENTS

      On July 16, 1996 the Corporate General Partner entered into a contract on behalf of the Partnership to sell Castle Dore Apartments, Ambassador Towers (formerly Cedar Ridge Apartments), Pleasant Run Apartments and Williamsburg South Apartments at sales prices of $5,500,000, $5,800,000, $3,350,000 and $4,831,000, respectively. The contract is subject to a number of contingencies as were described in Form 8-K filed on July 31, 1996. No firm closing date on the sale has been established to date.

PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

The Partnership continues to struggle with cash shortfalls being funded by the General Partner, although under no obligation to do so. At this point in time, there is no assurance that the General Partner will continue to advance funds to assist with the Partnership's cash flow difficulties. Although the Partnership had a better quarter than it did in the previous year, and also a better six months than in the same period a year ago, it still suffered from another disappointing quarter. Operating revenue decreased approximately $201,000 from the same six month period in the previous year, while total expenses also decreased slightly over $494,000. Management is optimistic that the decrease in expenses will continue as more control is being exercised over expenditures; with more control over spending now in place, management is focusing on ways to increase operating revenue.

The Partnership continues to review the possibility of refinancing mortgages in order to reduce interest rates and increase cash flow.

There were no distributions for the six month periods ended June 30,1996 and 1995. The Partnership does not expect to resume distributions until it is able to generate sufficient excess cash flow and repay the General Partner advances.


Results of Operations:
----------------------

For the quarter ended June 30, 1996, the Partnership's net loss was $174,559 or $10.89 per limited partnership unit. Net loss for the quarter ended June 30, 1995 amounted to $438,912 or $27.38 per unit. For the six month period ended June 30, 1996, the net loss was $445,906 or $27.81 per limited partnership unit as compared to $774,936 or $48.34 per limited partnership unit for the six month period ended June 30, 1995.

Partnership revenue for the quarter ended June 30, 1996 totaled $1,063,586, a decrease of approximately $155,000 from the 1995 amount of $1,218,620. Total rental revenue dropped almost $130,000, which makes up most of the decrease in total revenue. The majority of the decrease can be attributed to falling economic occupancy levels at Ambassador Towers (formerly Cedar Ridge) and continued vacancies at Perrymont Office Building. Compared to the prior year, physical occupancy dropped, while rental concessions and delinquencies increased. Management continues to offer rental concessions and other promotions in an attempt to increase the occupancies.

---------------------  ------------

For the quarter ended June 30, 1996, Partnership expenses amounted to $1,222,048, decreasing an inordinate $417,000 from the same 1995 quarter amount. For the six month period ended June 30, 1996, Partnership expenses decreased by over $494,000 from the same period in 1995. A large decrease in property operations expenditures should be noted; in this area, specifically, at Williamsburg South Apartments, there was a roughly $10,000 decrease in payroll and associated costs and repairs and maintenance; at Perrymont, there were decreases in most operations costs including repairs and maintenance expenses, contracted services and utilities; at Pleasant Run there were similar decreases in payroll expenses, repairs and maintenance and utilities; at Ambassador Towers (formerly Cedar Ridge), operating expenses remained fairly consistent with those of the same period in the previous year; inconsistent with the trend of the other properties in the Partnership, there were increases in payroll and associated costs, repairs and maintenance and utilities at Castle Dore. Depreciation and amortization expenses remained fairly stable between the six month periods ended June 30, 1996 and 1995.

Some of the properties did begin to see an increase in occupancy levels, which should ultimately lead to increased revenue for the Partnership in the near future. The Partnership is beginning to see vacancy levels decrease and an increase in rental rates; as occupancy levels increase, rental concessions will diminish.

On a tax basis, the partnership had a loss of $326,910 or $20.39 per limited partner unit for the six month period ended June 30, 1996 versus a tax loss of $752,622 or $46.95 per unit for the six month period ended June 30, 1995.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------


                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


Item 1 - Legal Proceedings
--------------------------

The Partnership is not a party to, nor are any of the Partnership's properties subject to any material pending legal proceedings other than ordinary, routine litigation incidental to the Partnership's business.

Items 2, 3, 4 and 5
-------------------

Not applicable.

Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

Item 7 (c) - Financial Statements and Exhibits - Contract between the Partnership and Partnership Equities, Inc. dated July 16, 1996 attached.

Exhibit 27 - Financial Data Schedule (Electronic filing only)

Form 8-K was filed July 31, 1996.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP III


By:   /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       January 2, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  January 2, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary