Form 10-Q
period 1996-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1997-01-03
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                               Commission File Number
September 30, 1996                                          0-13331


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
             (Exact Name of Registrant as specified in its Charter)

Delaware                                     16-1234990
--------------------                         -----------------------------------
(State of Formation)                         (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any
amendment to this Form 10-Q.   (X)

As of September 30, 1996, the issuer had 15,551 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------

                                      INDEX
                                      -----



                                                                      PAGE NO.
                                                                      --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  September 30, 1996 and December 31, 1995              3

            Statements of Operations -
                  Three Months Ended September 30, 1996 and 1995        4

            Statements of Operations -
                  Nine Months Ended September 30, 1996 and 1995         5

            Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995         6

            Statements of Partners' (Deficit) Capital -
                  Nine Months Ended September 30, 1996 and 1995         7

            Notes to Financial Statements                             8 - 19


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS            20 - 21
            ---------------------------------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   (Unaudited)

                                                         September 30,   December 31,
                                                               1996           1995
                                                         ------------    ------------
ASSETS
------

Property, at cost:
     Land                                                $  1,410,000    $  1,410,000
     Buildings and improvements                            17,238,605      17,238,605
     Furniture and fixtures                                 2,275,548       2,275,548
                                                         ------------    ------------
                                                           20,924,153      20,924,153
     Less accumulated depreciation                          9,816,340       9,283,886
                                                         ------------    ------------
          Property, net                                    11,107,813      11,640,267

Investment in joint venture                                   107,996         167,321

Cash                                                             --              --
Cash - security deposits                                       54,944          53,989
Accounts receivable, net of allowance for doubtful
     accounts of $1,006,977 and $800,839, respectively         23,352          21,238
Other assets                                                  777,536         520,876
                                                         ------------    ------------

            Total Assets                                 $ 12,071,642    $ 12,403,691
                                                         ============    ============


LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Cash overdraft                                      $     27,979    $     36,921
     Mortgages payable                                     10,103,269      10,276,248
     Accounts payable and accrued expenses                  1,153,016         777,976
     Accounts payable - affiliates                          1,511,072       1,258,243
     Accrued interest                                         110,786          88,868
     Security deposits and prepaid rents                      379,755         269,591
                                                         ------------    ------------
            Total Liabilities                              13,285,877      12,707,847
                                                         ------------    ------------

Partners' (Deficit) Capital:
     General partners                                        (454,701)       (427,399)
     Limited partners                                        (759,533)        123,243
                                                         ------------    ------------
           Total Partners' (Deficit)                       (1,214,235)       (304,156)
                                                         ------------    ------------

           Total Liabilities and Partners' (Deficit)     $ 12,071,642    $ 12,403,691
                                                         ============    ============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                     Three Months   Three Months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                         1996          1995
                                                         ----          ----
Income:
     Rental                                         $   960,342     $ 1,180,685
     Interest and other income                           90,424          41,351
                                                    -----------     -----------
     Total income                                     1,050,766       1,222,036
                                                    -----------     -----------

Expenses:
     Property operations                                720,759         779,418
     Interest:
          Paid to affiliates                             35,150          24,163
          Other                                         305,847         310,633
     Depreciation and amortization                      186,488         187,387
     Administrative:
          Paid to affiliates                            153,307         227,704
          Other                                          73,685           3,524
                                                    -----------     -----------
     Total expenses                                   1,475,236       1,532,829
                                                    -----------     -----------

Loss before allocated loss from joint venture          (424,470)       (310,793)

Allocated loss from joint venture                       (39,703)        (11,296)
                                                    -----------     -----------

Net loss                                            $  (464,173)    $  (322,089)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (28.95)    $    (20.09)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                         15,551          15,551
                                                    ===========     ===========







                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                     Nine Months   Nine Months
                                                        Ended         Ended
                                                    September 30,  September 30,
                                                        1996           1995

Income:
     Rental                                         $ 3,015,990     $ 3,437,309
     Interest and other income                          228,914         167,068
                                                    -----------     -----------
     Total income                                     3,244,904       3,604,377
                                                    -----------     -----------

Expenses:
     Property operations                              1,926,737       2,325,416
     Interest:
          Paid to affiliates                            107,978          64,774
          Other                                         870,577         923,872
     Depreciation and amortization                      559,164         560,002
     Administrative:
          Paid to affiliates                            298,417         485,010
          Other                                         332,785         288,461
                                                    -----------     -----------
     Total expenses                                   4,095,658       4,647,535
                                                    -----------     -----------

Loss before allocated loss from joint venture          (850,754)     (1,043,158)

Allocated loss from joint venture                       (59,325)        (53,867)
                                                    -----------     -----------

Net loss                                            $  (910,079)    $(1,097,025)
                                                    ===========     ===========

Loss per limited partnership unit                   $    (56.77)    $    (68.43)
                                                    ===========     ===========

Distributions per limited partnership unit          $      --       $      --
                                                    ===========     ===========

Weighted average number of
     limited partnership units
     outstanding                                         15,551          15,551
                                                    ===========     ===========







                       See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                         Nine Months    Nine Months
                                                            Ended          Ended
                                                        September 30,  September 30,
                                                            1996           1995
                                                            ----           ----
Cash flow from operating activities:
     Net loss                                          $  (910,079)    $(1,097,025)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                         559,164         560,002
     Loss from joint venture                                59,325          53,868
Changes in operating assets and liabilities:
     Cash - security deposits                                 (955)          2,543
     Accounts receivable                                    (2,114)         (4,257)
     Other assets                                         (283,370)       (161,678)
     Accounts payable and accrued expenses                 375,040         508,947
     Accrued interest                                       21,918            --
     Security deposits and prepaid rent                    110,164         (31,462)
                                                       -----------     -----------
Net cash provided by (used in) operating activities        (70,907)       (169,062)
                                                       -----------     -----------

Cash flow from investing activities:
     Capital expenditures                                     --              --
     Distributions from joint venture                         --              --
                                                       -----------     -----------
Net cash provided by investing activities                     --              --
                                                       -----------     -----------

Cash flows from financing activities:
     Cash overdraft                                         (8,942)           --
     Accounts payable - affiliates                         252,829         377,795
     Principal payments on mortgages and notes            (172,979)       (213,828)
     Distributions to partners                                --              --
                                                       -----------     -----------
Net cash (used in) provided by financing activities         70,907         163,967
                                                       -----------     -----------

Increase (decrease) in cash                                   --            (5,095)

Cash - beginning of period                                    --             8,534
                                                       -----------     -----------

Cash - end of period                                   $      --       $     3,439
                                                       ===========     ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                            $   848,659     $   923,872
                                                       ===========     ===========

                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                         General             Limited Partners
                                        Partners
                                         Amount           Units         Amount
                                         ------           -----         ------

Balance, January 1, 1995             $  (385,610)         15,551    $ 1,474,437

Net loss                                 (32,911)           --       (1,064,114)
                                     -----------     -----------    -----------

Balance, September 30, 1995          $  (418,521)         15,551    $   410,323
                                     ===========     ===========    ===========


Balance, January 1, 1996             $  (427,399)         15,551    $   123,243

Net loss                                 (27,302)           --         (882,776)
                                     -----------     -----------    -----------

Balance, September 30, 1996          $  (454,701)         15,551    $  (759,533)
                                     ===========     ===========    ===========



























                        See notes to financial statements

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                          NOTES TO FINANCIAL STATEMENTS
                Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


1.   GENERAL PARTNER'S DISCLOSURE

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership III, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

     A summary of the assets, liabilities and capital of the joint venture as of September 30, 1996 and December 31, 1995 and the results of its operations for the nine months ended September 30, 1996 and 1995 is as follows:

                         INDUCON JOINT VENTURE - AMHERST
                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                           September 30,   December 31,
                                                               1996            1995
                                                               ----            ----
ASSETS
------

Property, at cost:
     Land                                                   $  177,709    $  177,709
     Land improvements                                         221,399       221,399
     Buildings and improvements                              3,070,246     3,072,913
     Equipment                                                   8,466         8,466
     Furniture and fixtures                                      2,101         2,101
                                                            ----------    ----------
                                                             3,479,921     3,482,588
     Less accumulated depreciation                           1,171,299     1,074,688
                                                            ----------    ----------
          Property, net                                      2,308,622     2,407,900

Cash and cash equivalents                                         --         157,789
Other assets                                                    53,196        39,925
Deferred debt expense, net of accumulated
     amortization of $287,416 and $273,372, respectively        48,966        28,841
                                                            ----------    ----------

                 Total Assets                               $2,410,784    $2,634,455
                                                            ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                         $   52,261    $     --
     Bonds payable                                                --       2,040,000
     Mortgage payable                                          283,976       292,033
     Notes payable                                           1,852,602          --
     Accounts payable and accrued expenses                      63,720        87,679
     Accounts payable - affiliates                              37,835        31,906
                                                            ----------    ----------
                 Total Liabilities                           2,290,394     2,451,618
                                                            ----------    ----------

Partners' Capital:
     The Partnership                                           107,996       167,321
     Other joint venturer                                       12,394        15,516
                                                            ----------    ----------
                Total Partners' Capital                        120,390       182,837
                                                            ----------    ----------

                Total Liabilities and Partners' Capital     $2,410,784    $2,634,455
                                                            ==========    ==========

                         INDUCON JOINT VENTURE - AMHERST
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 1996 and 1995

                                                       Nine Months  Nine Months
                                                         Ended         Ended
                                                     September 30, September 30,
                                                          1996          1995
                                                          ----          ----

Income:
     Rental                                            $ 330,077     $ 296,275
     Interest and other income                            10,061         5,138
                                                       ---------     ---------
     Total income                                        340,138       301,413
                                                       ---------     ---------

Expenses:
     Property operations                                  74,804        66,491
     Interest                                            157,087       135,194
     Depreciation and amortization                       124,242       131,334
     Administrative                                       46,452        25,097
                                                       ---------     ---------
     Total expenses                                      402,585       358,116
                                                       ---------     ---------

Net loss                                               $ (62,447)    $ (56,703)
                                                       =========     =========


Allocation of net loss:

     The Partnership                                   $ (59,325)    $ (53,868)
     Other Joint Venturer                                 (3,122)       (2,835)
                                                       ---------     ---------

                                                       $ (62,447)    $ (56,703)
                                                       =========     =========


A reconciliation of the Partnership's investment in the joint venture for the nine month period ended September 30, 1996 is as follows:

                                                          1996
                                                          ----

Investment in joint venture - beginning of period      $ 167,321
Allocated loss                                           (59,325)
                                                       ---------

Investment in joint venture - end of period            $ 107,996
                                                       =========

6.   MORTGAGES AND NOTES PAYABLE

     Castle Dore
     -----------

     A mortgage of  $2,137,621  and  $2,184,518  at September 30, 1996 and 1995,
     respectively, bearing interest at 7.50%. The mortgage provides for annual principal and interest payments of $216,026 payable in equal monthly installments through September 1, 2014. The carrying amount of the mortgage of $1,550,076 and $1,565,602 at September 30, 1996 and 1995, respectively, reflects an unamortized mortgage discount of $587,545 and $618,916 at September 30, 1996 and 1995, respectively. The discount is based on an imputed interest rate of 12.5% and will be amortized using the interest method over the remaining term of the mortgage.

     Williamsburg South

     A 12.85% mortgage which provides for annual principal and interest payments of $341,602 payable in equal monthly installments through December 1999. The mortgage had a balance of $2,404,770 at September 30, 1996.

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
             1997 - 1998     8.50%        $   10,187 (Principal and interest)

     The outstanding balance at September 30, 1996 and 1995 respectively was $1,262,275 and $1,265,185 (principal payments have just begun being made this quarter).

     Pleasant Run
     ------------

     A 10% mortgage with a balance of $2,205,152 at September 30, 1996, providing for annual principal and interest payments of $245,349 payable in equal monthly installments, with the remaining balance due August 1, 1998.

     Ambassador Towers (formerly Cedar Ridge)
     ----------------------------------------

     A mortgage with a balance of $449,089 and $475,922 at September 30, 1996 and 1995, respectively, bearing interest at 7.75%. The mortgage provides for monthly principal and interest payments of $8,980 through April 1, 2002.

     A mortgage with a balance of $1,238,107 and $1,477,232 at September 30, 1996 and 1995, respectively, bearing interest at 8.75%. The mortgage provides for monthly principal and interest payments of $20,455 through October 1, 2003.

     A mortgage with a balance of $993,799 and $1,000,000 at September 30, 1996 and 1995, respectively which provides for interest payments at prime rate plus 2% (10.25% at September 30, 1996). The mortgage was originally due in September 1994, but in September 1995 the General Partner negotiated an extension until May 1996. The Partnership continues to utilize a temporary extension while it seeks refinancing for the loan.

     The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

             Year                         Amount
             ----                         ------

             1996                         $   1,319,177
             1997                               349,132
             1998                             2,525,632
             1999                             3,849,622
             2000                                74,225
             Thereafter                       2,925,584
                                          -------------

                                             11,043,303
             (Unamortized discount)         (   767,055)
                                          -------------

             TOTAL                        $ 10,276,248
                                          ============

7.   RELATED PARTY TRANSACTIONS

     Management fees for the management of Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $169,200 and $114,739 for the nine months ended September 30, 1996 and 1995, respectively.

     According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the nine months ended September 30, 1996 and 1995.

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

     Accounts payable - affiliates amounted to $1,511,072 and $1,064,172 at September 30, 1996 and 1995, respectively. The payable represents fees due to the general partner or to affiliates of the general partner. Interest charged on amounts due affiliates totaled $107,978 and $64,774 for the nine month periods ended September 30, 1996 and 1995.

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

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $7,020 for the nine months ended September 30, 1996 and 1995.

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

     The reconciliation of net loss for the nine month periods ended September 30, 1996 and 1995 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                              September 30,     September 30,
                                               1996                   1995
                                               ----                   ----

      Net loss -
           Statement of operations             $  (910,079)     $(1,097,025)
      (Add to)  deduct from:
           Difference in depreciation            (  64,323)      (   62,800)
           Difference in amortization               49,293           32,861
           Non-deductible expenses                 188,688           41,853
           Difference in loss of joint venture       4,836           10,400
                                               -----------      -----------

      Net loss for tax purposes                $ (731,585)       $(1,074,711)
                                               ==========        ===========

     The reconciliation of partner's (deficit) capital at September 30, 1996 and December 31, 1995 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                             September 30,          December 31,
                                                 1996                    1995
                                                 ----                    ----

      Partner's (Deficit) Capital -
       balance sheet                       $   (1,214,235)        $    (304,156)
       Add to (deduct from):
            Accumulated difference in
            depreciation                       (3,988,973)           (3,924,650)
            Accumulated difference in
            amortization                           60,987                11,694
            Syndication fees and selling
            expenses                            1,842,060             1,842,060
            Gain on sale of property            ( 817,092)            ( 817,092)
            Other non-deductible expenses         995,443               806,755
            Difference in book and tax
            depreciable cost basis                915,085               915,085
            Difference in book and tax
            basis of investments                 (738,764)             (743,600)
            Other                               (  69,286)            (  69,286)
                                           --------------         -------------

      Partner's (Deficit) Capital -
       tax return                          $   (3,014,775)         $ (2,283,190)
                                           ==============          ============


9.   PENDING SALES

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

PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

The General Partner continues to fund the Partnership's shortfalls in cash flow, although under no obligation to do so. In the first nine months of 1996, the General Partner advances have increased by over $252,000. Such advances to the Partnership are considered payable on demand to the General Partner, and at this point in time, there is no assurance that these advances will continue. The Partnership once again did not make any distributions during the third quarter of 1996, and is not likely to make any in the future until all Partnership obligations are satisfied and the General Partner is reimbursed for the advances it has made to the Partnership.

Low occupancy at several properties in this partnership continues to be problematic; economic occupancy levels at Ambassador Towers (formerly Cedar Ridge), Pleasant Run and Perrymont Office Building declined from last quarter to this quarter. At Ambassador Towers and Pleasant Run, occupancy averaged merely 70% during the third quarter of 1996. In an effort to turn this situation around and rent up the buildings, management has not only made personnel changes at those sights which are struggling, but also changed their marketing and advertising strategy.

Management is optimistic that occupancy levels at the properties in this Partnership will begin seeing an improvement in the next quarter as the "peak" rental season reaches its conclusion. Attractive incentive plans have been put in place to bring in new tenants; plans for capital improvements, such as exterior painting and repairs to woodwork, are also in place. Management is also hopeful that the pending sale(s) of various of the properties in this partnership will continue to move closer to finality.

Results of Operations:
----------------------

Net loss for the three month period ended September 30, 1996 amounted to $464,173 or $28.95 per limited partnership unit versus a net loss for the three month period ended September 30, 1995 of $322,089 or $20.09 per limited partnership unit. For the nine month period ended September 30, 1996 the net loss incurred was $910,079 versus a loss of $1,097,025 for the nine month period ended September 30, 1995.

On a tax basis, the Partnership generated a loss of $731,585 or $45.63 per limited partnership unit for the nine month period ended September 30, 1996 as compared to a tax loss of $1,074,711 or $67.04 per limited partnership unit for the nine month period ended September 30, 1995.

---------------------  ------------

Partnership revenue for the quarter ended September 30, 1996 totaled $1,050,766, a decrease of $171,270 from the same period in 1995. For the nine month period ended September 30, 1996 total income decreased by over $359,000 from the corresponding period in 1995. Rental income for the nine month period ended September 30, 1996, totaled $3,015,990, which was a decrease of over $421,000 over the same time period in 1995. The decrease is directly related to the decrease in occupancy at several of the complexes, such as Ambassador Towers (formerly Cedar Ridge) and the Perrymont Office Building. Additionally, in order to boost occupancies, significant rental concessions are being offered thus contributing to the drop in income. Other income increased by approximately $62,000 between the nine month periods ended September 30, 1996 and September 30, 1995 primarily due to increased laundry income at the residential properties.

For the three month period ended September 30, 1996, the Partnership expenses totaled $1,475,236, a decrease of over $57,000 from the quarter ended September 30, 1995. For the nine months ended September 30, 1996, the Partnership expenses totaled $4,095,658, decreasing over $551,000 from corresponding quarter in 1995. The majority of the decrease in expenses is a direct result of a cost controlling factors in property operations. Payroll and associated costs, repairs and maintenance and contracted service expenses are being closely monitored at all complexes. As has been the pattern with virtually all expenses in the Partnership, administrative costs continue to decrease; the decrease is primarily related to the decrease in investor service and portfolio management charges. Depreciation and amortization expense continues to remain fairly consistent with that of the prior year.

Management is confident that the Partnership will be able to continue controlling its costs, and it is now making every effort to increase occupancies in those complexes that are struggling with lower levels. Management feels that the last quarter of 1996 will show additional improvements in the occupancies, as well as continual declines in property expenditures.

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

Exhibit 27 - Financial Data Schedule (Electronic filing only)

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