Form 10-K
period 1996-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1997-03-31
CIK 733591

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the Fiscal Year Ended December 31, 1996

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE REQUIRED)

                         Commission File Number 0-13331

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
             (Exact Name of Registrant as specified in its Charter)

Delaware                                     16-1234990
--------------------                         -----------------------------------
(State of Formation)                         (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:    (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.(X)

                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 13 for a list of all documents incorporated by reference

                                     PART I

ITEM 1:  BUSINESS
-------  --------

     The Registrant, Realmark Property Investors Limited Partnership-III (the "Partnership"), is a Delaware Limited Partnership organized in 1983, pursuant to an Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Revised Delaware Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner").

     The Registrant commenced the public offering of its Limited Partnership Units, registered with the Securities and Exchange Commission under the Securities Act of 1933 as amended on February 1, 1984, and concluded the offering on January 31, 1985, having raised a total of $15,551,000 before deducting sales commissions and expenses of the offering.

     The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its limited partners. The Partnership's investment objectives are to (1) provide a return of capital plus capital gains from the sale of appreciated properties; (2) provide partners with cash distributions until properties are sold; (3) preserve and protect partners capital and; (4) achieve a build-up of equity through the reduction of mortgage loans.

     In December 1996, the Partnership sold the Williamsburg South Apartments, a 200 unit apartment complex located in Atlanta, Georgia, and the Pleasant Run Farms Apartments and Townhouses, a 130 unit complex located in Cincinnati, Ohio. The Williamsburg South Apartments were purchased in June 1985, and the Pleasant Run Farms Apartments were purchased by the Partnership in November 1985. The sale of these properties generated a gain for financial statement purposes of $3,501,323 for the period ended December 31, 1996.

     As of December 31, 1996, the Partnership owned two (2) apartment complexes with a total of 470 units and an office building containing approximately 40,000 square feet of net rentable space, and was a 50% owner in a joint venture of four (4) single-story office/warehouse buildings with 84,960 total square feet of rentable space. Each of the complexes is managed for the Partnership by Realmark Corporation, an affiliate of the General Partners.

      Occupancy for each complex as of December 31, 1996, 1995 and 1994 was as follows:

                                                        1996      1995      1994
                                                        ----      ----      ----

Castle Dore                                             96 %      96 %      96 %
Williamsburg South                                      --        97 %      96 %
Pleasant Run                                            --        90 %      90 %
Ambassador Towers (formerly Cedar Ridge)                90 %      85 %      87 %
Perrymont                                               63 %      65 %      83 %

                                     PART I

ITEM 1:  BUSINESS (Con't.)

     For financial statement purposes, the operations of the Partnership's four apartment complexes and one commercial office building are consolidated. The operations of the joint venture office building are recorded separately. The following chart lists the percentage of total Partnership revenue generated by each complex for the year indicated:

                                                      1996      1995      1994
                                                      ----      ----      ----

Castle Dore                                             24 %      24 %      24 %
Williamsburg South                                      24 %      21 %      21 %
Pleasant Run                                            15 %      16 %      15 %
Ambassador Towers (formerly Cedar Ridge)                32 %      33 %      33 %
Perrymont                                               5 %       6 %       7 %


     The business of the Partnership is not seasonal. As of December 31, 1996, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1996 were employees of the Corporate General Partner or its affiliates.


ITEM 2:   PROPERTIES
-------   ----------

Following is a listing of properties and joint ventures owned by the Partnership at December 31, 1996:

     Name
and Location         General Character of Property                Purchase Date
------------         -----------------------------                -------------

Castle Dore Apts.    Apartment complex; 18 buildings on           February 1985
Indianapolis, IN     16 acres; 190 units.  The outstanding
                     mortgage  balance at  December  31, 1996 was
                     $1,536,666,   maturing   February  2010  and
                     payable   monthly  at   $18,002,   including
                     interest  at  7.5%.  This  mortgage  balance
                     reflects   an   unamortized    discount   of
                     $579,685, which is based on an imputed interest rate of 12.5%.

ITEM 2: PROPERTIES (Con't.)
---------------------------

     Name
and Location             General Character of Property            Purchase Date
------------             -----------------------------            -------------

Ambassador Towers        Apartment complex; 6 buildings on         December 1985
(formerly Cedar          11.6 acres; 280 units.  The outstanding
Ridge Apts.)             mortgages at December 31, 1996 are as follows:
Monroeville, PA          a $467,891 mortgage, maturing April 1998
                         with monthly  payments of $8,980,  including
                         interest at 7.75%.  The  carrying  amount of
                         this   mortgage   reflects  an   unamortized
                         discount  of  $42,300,  which is based in an
                         imputed  interest  rate of 11%. A $1,177,329
                         mortgage,  maturing  May 2004  with  monthly
                         payments  of $20,455  including  interest at
                         8.75%.  The carrying amount of this mortgage
                         reflects an unamortized discount of $84,414,
                         which is based on an imputed  interest  rate
                         of 11%. A $989,413  mortgage,  that  matured
                         November 1, 1996,  with monthly  payments of
                         $9,621,  including interest at 10.75%. These
                         mortgages  were  refinanced in February 1997
                         with   a   variable    rate   mortgage   for
                         $3,263,000. The new mortgage provides for payments of interest only through August
                         1998 and monthly installments of principal and interest thereafter through maturity at February 1, 2004.

Perrymont Office Bldg.   Office building; one building on           August 1985
McCandless, PA           2.3 acres; 40,000 square feet.  The
                         outstanding mortgage balance at December 31,
                         1996 was $1,259,701.  The mortgage  provides
                         for  interest  rates  and  monthly  payments
                         through  December  1998 as  follows:  during
                         1996 monthly  payments of $9,660,  including
                         interest  of 7.875%;  during  1997 and 1998,
                         monthly   payments  of  $10,187,   including
                         interest  at  8.5%.  The  mortgage   matures
                         January 1999.

ITEM 2: PROPERTIES (Con't.)
---------------------------

     Name
and Location              General Character of Property           Purchase Date
------------              -----------------------------           -------------

Inducon Joint Venture -   Four office/warehouse buildings on           June 1985
  Amherst                 4 acres with 84,960 square feet of rentable
Amherst, NY               space; the Partnership is a 50% owner; the
                          complex is managed by the other Joint
                          Venture Partner. The outstanding mortgage balance at December 31, 1996 was $260,450 maturing November 1996; the mortgage matured and is currently payable on demand including interest at 10.5%. The Venture also has a demand note outstanding of $1,849,245 at December 31, 1996.
                          Interest on the note is between 7.125 -
                          7.25%. Both instruments were refinanced in March 1997 with an 8.62% fixed rate mortgage for $1,875,000; the new mortgage will mature March 1, 2004.

ITEM 3:   LEGAL PROCEEDINGS
-------   -----------------

     The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
-------   -------------------------------------------
          HOLDERS.
          --------

          None.
                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S UNITS OF LIMITED
-------   ----------------------------------------
          PARTNERSHIP INTEREST.
          ---------------------

     There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

     There were no distributions during the years ended December 31, 1996, 1995 and 1994. The Partnership does not anticipate resuming distributions until it is able to generate sufficient excess cash flow.

     As of December 31, 1996, there were 1,954 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA

                                       Realmark Properties Investors Limited Partnership-III

                               Year Ended     Year Ended      Year Ended      Year Ended      Year Ended
                             Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Dec. 31, 1993   Dec. 31, 1992
                             -------------   -------------   -------------   -------------   -------------
Total assets                  $  8,869,221    $ 12,403,691    $ 13,195,397    $ 13,757,093    $ 16,852,848
                              ============    ============    ============    ============    ============

Notes payable and
  long-term obligations       $  5,431,000    $ 10,276,248    $ 10,492,540    $ 10,408,867    $ 12,632,576
                              ============    ============    ============    ============    ============
__________________________________________________________________________________________________________


Revenue                       $  4,429,043    $  4,632,199    $  4,505,896    $  4,642,864    $  4,563,296

Expenses                         5,357,211       5,931,484       5,549,133       5,586,582       5,172,546

Loss from
  joint venture                   (142,165)        (93,698)       (164,510)        (69,136)        (73,614)
                              ------------    ------------    ------------    ------------    ------------

Loss from
  operations                    (1,070,333)     (1,392,983)     (1,207,747)     (1,012,854)       (682,864)

Gain on sale of property         3,501,323            --              --              --              --
                              ------------    ------------    ------------    ------------    ------------

Net income (loss)             $  2,430,990    ($ 1,392,983)   ($ 1,207,747)   ($ 1,012,854)   ($   682,864)
                              ============    ============    ============    ============    ============
__________________________________________________________________________________________________________


Net cash (used in)
  provided by operating
  activities                  ($   275,818)   ($   229,343)   ($   406,562)   ($   169,323)   $    285,923

Principal payments on
  long-term debt net of
  proceeds from mortgage
  refinancing/mortgage
  receivable                    (4,905,905)       (216,292)         19,684          82,564        (252,089)
                              ------------    ------------    ------------    ------------    ------------

Net cash (used in) provided
  by operating activities
  less principal payments     ($ 5,181,723)   ($   445,635)   ($   386,878)   ($    86,759)   $     33,834
                              ============    ============    ============    ============    ============
__________________________________________________________________________________________________________


Income (loss) per limited
  partnership unit                  141.68          (86.89)         (75.33)         (63.18)         (42.59)
                              ============    ============    ============    ============    ============

Distributions per limited
  partnership unit            $       --      $       --      $       --              4.33            4.38
                              ============    ============    ============    ============    ============

Weighted average number
  of Limited Partnership
  units outstanding                 15,551          15,551          15,551          15,551          15,551
                              ============    ============    ============    ============    ============

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------    ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

     Through much of 1996, the Corporate General Partner continued to advance funds to the Partnership to fund cash flow shortages needed for operations. Such advances were and continue to be payable on demand and accrue interest at a rate of 11%. At December 31, 1996, the advances outstanding totaled $208,156, a decrease of over $1 million from the prior year.

     Decreases in occupancy at Ambassador Towers (formerly Cedar Ridge), Pleasant Run and Perrymont caused the Partnership to struggle financially through the year. In the last quarter of the year, Ambassador Towers occupancy increased by a considerable amount; Perrymont, unfortunately, has not reached this point yet; its occupancy at the end of 1996 was only 63%. At that level, and without a significant reduction in expenses, the property could be in default concerning its mortgage. Occupancy at Castle Dore and Williamsburg South remained fairly high through much of 1996 (i.e. in the 90 to 95% range).

     The General Partners were successful in selling two properties during 1996:
Williamsburg South and Pleasant Run. The properties came under contract for sale during July 1996. Upon the completion of all due diligence on the part of the purchaser, the sales closed in December of 1996 at sales prices of $4,831,000 and $3,350,000, respectively. The completed sales brought the Partnership the influx of cash which it needed for so long to make improvements to the remaining properties, as well as to pay back the advances from the General Partners and their affiliates which had been building through the past several years. The General Partners believe the sales were in the best interest of the Limited Partners. There are also signed contracts for the sale of Castle Dore and Ambassador Towers (formerly Cedar Ridge Apartments) which were signed in July of 1996. The sales are subject to a number of contingencies and are cancelable by the purchaser. Until such time as all of the buyers due diligence is performed, no closing date can be estimated.

     Management has once again implemented corrective action plans in response to the going concern consideration discussed in Note 11 to the financial statements, as well as to deal with the United States Department of Housing and Urban Development (HUD) noncompliance detailed in the notes to the financial statements. These plans include tighter cash management through the closer monitoring of expenses such as payroll, advertising and maintenance, which have typically been the expenses that have increased from year to year. Additionally, tighter credit policies have been put into place as a means of avoiding the collection problems which were incurred during the past year. The HUD noncompliance detailed in the notes technically puts the Partnership in default of the mortgage which could result in fines or interest charges being levied, or the take over of the property by HUD. A concerted effort at correcting the noncompliance should lead to the ultimate cure of such default.

Subsequent to December 31, 1996, the General Partners were successful in refinancing two properties' mortgages: Ambassador Towers and Inducon - Amherst. The refinancings extended the mortgages, two of which matured during 1996 and were temporarily extended by the lenders, and also gave the Partnership lower interest rates which will ultimately improve cash flow in the Partnership.

The Partnership made no distributions in the years ended December 31, 1996, 1995 and 1994. Management hopes to make a distribution in the coming year, but at this date, all available cash is going to be utilized to fund necessary improvements to the properties.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------

Results of Operations
---------------------

     For the year ended December 31, 1996, the Partnership earned net income of $2,430,990 or $141.68 per limited partnership unit. The income is a result of the previously detailed sales of Williamsburg South and Pleasant Run. The Partnership had a net loss before the gain recognized upon the sale of $1,070,333. This compares to the years ended December 31, 1995 and 1994 when losses incurred totaled $1,392,983 or $86.89 per limited partnership unit and $1,207,747 or $75.33 per limited partnership unit, respectively.

     Partnership revenues for the year ended December 31, 1996 totaled $4,429,043, consisting of rental income of $4,004,140 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $424,903. The decrease in rental revenue from that of the two previous years may be attributed to the low occupancy levels throughout much of the year at Ambassador Towers and Pleasant Run, and the recurrent struggle with low occupancy at Perrymont. Rental revenues in the year ended December 31, 1995 amounted to $4,336,896 and in the year ended December 31, 1994 totaled $4,280,064. There was a considerable increase in other income during the year ended December 31, 1996, in part due to increased laundry revenue at the residential properties and real estate tax refunds received for tax appeals at Ambassador Towers. Increasing occupancy, as well as decreasing delinquencies, remains the major focus of management. Tighter credit policies and extended and attractive incentive programs continue to be management's means of reaching the income levels needed to improve the cash flow in the Partnership.

     Partnership   expenses  for  the  year  ended  December  31,  1996  totaled
$5,357,211, a significant decrease from the expenses for the years ended December 31, 1995 and 1994 which were $5,931,484 and $5,549,133, respectively. The most prominent decrease can be seen in property operations. There was a decrease of approximately $381,306 or almost 13% between the years ended December 31, 1996 and 1995. Management has exercised strict cost controlling factors which have resulted in more control over expenses related to payroll and associated costs, repairs and maintenance and contracted services. This was done in response to the cash flow difficulties which the Partnership has suffered through for the past several years. Interest paid to affiliates increased from previous years due to the higher carrying value of the advances from the General Partner(s) and their affiliates during most of the year. Administrative expenses, other than those paid to affiliates, totaled $438,560 for 1996 which is fairly constant as compared to the year ended December 31, 1995 when they totaled $436,109 and the year ended December 31, 1994 when they totaled $442,213. The decrease in administrative expenses paid to affiliates is the result of decreased accounting and portfolio management fees and decreased management fees due to the vacancy and collection problems at several of the properties in the Partnership.

     Management has plans to use the cash received from the sales to make necessary improvements to the remaining properties in the Partnership. Improvements such as interior and exterior painting, new carpets and appliances, and roof and paving repairs are all scheduled for the coming year. Management feels these improvements are needed to attract new tenants as well as to retain existing tenants. Although this work is necessary in order to increase rental revenue(s) generated in the Partnership, all work is being done with the cash flow of the Partnership always in mind; expenditures will be closely monitored so as not to reverse the trend (i.e. decreasing expenses) that was set during 1996. One means of controlling such expenses has been management's success at obtaining large price discounts on paint, carpeting and appliances through negotiations with large national companies, such as Whirlpool.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------   ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
          ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

     The Partnership agreement provides for the taxable income or losses from operations to be allocated 97% to the Limited Partners and 3% to the General Partners. Income and losses from the sale(s) of properties is to be allocated first to the Limited Partners to the extent they receive their average adjusted capital balances plus a preferential return of 7% and an additional 5%; after this, the income is to be allocated 87% to the Limited Partners and 13% to the General Partners.

     Inducon Joint Venture - Amherst generated a net loss of $149,647 for the year ended December 31, 1996 as compared to the loss which resulted in the years ended December 31, 1995 and 1994 of $98,629 and $173,168, respectively. In accordance with the joint venture agreement, 95% of the income or losses are passed through to the Partnership and the remaining 5% is allocated to other joint venture partner.

     For the year ended December 31, 1996, the tax basis income was $2,940,564 or $183.42 per limited partnership unit compared to a tax loss of $1,154,994 or $72.04 per unit for the year ended December 31, 1995 and a tax loss of $1,216,345 or $75.87 per limited partnership unit for the year ended December 31, 1994. The gain from the sale of Williamsburg South and Pleasant Run for tax purposes amounted to $4,467,961.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

     Listed under Item 14 of the report.


ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------   ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------

     None.

                                    PART III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE
--------  ---------------------------------------
          REGISTRANT.
          -----------

     The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1996, are listed below. Each director is subject to election on an annual basis.


                            Title of All Positions                Year First
Name                        Held With the Company             Elected Director
----                        ---------------------             ----------------

Joseph M. Jayson             President and Director                 1979

Judith P. Jayson             Vice President and Director            1979

Michael J. Colmerauer        Secretary


     Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

     The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

     Joseph M. Jayson, age 58, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-General Partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in real estate business for the last 34 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 34 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways in forming, over 30 real estate related limited partnerships. For the past sixteen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

     Judith P. Jayson, age 57, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 35 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

     Michael J. Colmerauer, 39, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 13 years.


ITEM 11:  EXECUTIVE COMPENSATION.
--------  -----------------------

     No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1996, 1995 and 1994 nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor for the years ended December 31, 1996, 1995 and 1994.

     The following table sets forth for the years ended December 31, 1996, 1995 and 1994 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:


  Entity Receiving                     Type of
      Compensation                  Compensation              1996          1995          1994
      ------------                  ------------              ----          ----          ----

Realmark Properties, Inc.
  (The Corporate
  General Partner)          Interest charged on
                              accounts payable -
                              affiliates                     $149,954      $101,378       $45,590
                                                           -----------   -----------    ----------

                            Reimbursements for
                            allocated expenses of the
                            General Partners:
                              Investor Services Fees           18,746         8,731         9,373
                              Brokerage                        11,936        13,353        14,704
                              Portfolio Management
                                & Accounting Fees             147,690       247,152        91,156
                              Partnership Management Fee       -             -              2,925

Realmark Corporation        Property Management Fees          217,095       227,134       223,083
                            Computer Service Fees              14,040        14,040        14,040
                                                           -----------   -----------    ----------
                                                              409,507       510,410       355,281
                                                           -----------   -----------    ----------

                            Total                            $559,461      $611,788      $400,871
                                                           ===========   ===========    ==========

     The  Corporate  General  Partner is  entitled to a  continuing  Partnership
Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement), of which 2% is subordinated to the receipt by the Limited Partners of a noncumulative annual cash return equal to 7% of the average of their adjusted capital contributions (as defined in the Partnership Agreement). The Corporate General Partner is paid its 5% Partnership Management Fee annually as cash flow allows. The 2% subordinated fee will not be paid or accrued until such time as the Limited Partners have received their 7% return and payment of the fee becomes probable. The General Partners are also entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

     The General Partners are allowed to collect property disposition fees upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 2.75% of the sale price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of a cumulative amount equal to their capital contributions. The fees earned on the sale of Bryn Mawr Apartments in 1986 and Parc Bordeau Apartments in 1988 and the two properties in the current year will not be recorded as a liability in the Partnership's financial statements until such time as payment is probable.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------  -----------------------------------------------
          AND MANAGEMENT.
          ---------------

     No person is known to the Partnership to own of record or beneficially more than five percent (5%) of the Units of Limited Partnership Interest of the Partnership. Excluding the General Partners' interest in the Partnership ($1,000 initial capital contribution), the General Partners as of December 31, 1996 owned no Units of Limited Partnership Interest.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------  -----------------------------------------------

     (a)  Transactions with Management and Others.
          ----------------------------------------

     No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Notes 6 and 7 to the financial statements.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K.

     (a)  Financial Statements and Schedules.
          -----------------------------------

          FINANCIAL STATEMENTS                                          PAGE
          --------------------                                          ----

          (i)  Independent Auditors' Report                              15
          (ii) Balance Sheets at December 31, 1996 and 1995              16
          (iii)     Statements of Operations for the years ended
                 December 31, 1996, 1995 and 1994                        17
          (iv) Statements of Partners' Capital (Deficit) for the
                 years ended December 31, 1996, 1995 and 1994            18
          (v)  Statements of Cash Flows for the years ended
                 December 31, 1996, 1995 and 1994                        19
          (vi) Notes to Financial Statements                           20 - 34

          FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          (i)  Schedule II - Valuation and Qualifying Accounts           35
          (ii) Schedule III - Real Estate and Accumulated Depreciation 36 - 37

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (b)  Reports on Form 8-K.
          --------------------

          None

     (c)  Exhibits
          --------

     4. Instruments defining the rights of security holder, including indentures

          (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed November 21, 1983, and subsequently amended incorporated herein by reference.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
--------  ---------------------------------------------
          REPORTS ON FORM 8-K (Con't.).
          -----------------------------


10.  Material contracts

            (a)   Property  Management   Agreement  with  Realmark   Corporation
                  included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

            (b) Partnership Agreement included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

            (c) Partnership sales agreements with unrelated third-parties included with the third quarter Form 10Q incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership - III:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-III as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-III at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements and financial statement schedules have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 11 the Partnership's failure to meet its Department of Housing and Urban Development regulatory agreement requirements, its recurring losses from operations, and its continuing operating cash flow difficulties, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE, LLP
Buffalo, New York
March 25, 1997

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

Assets                                                                  1996            1995
                                                                    ------------    ------------

Property, at cost (including assets held for sale, see Note 3):
  Land                                                              $    935,000    $  1,410,000
  Buildings and improvements                                          10,032,459      17,238,605
  Furniture and fixtures                                               1,481,974       2,275,548
                                                                    ------------    ------------
                                                                      12,449,433      20,924,153
  Less accumulated depreciation                                        5,837,777       9,283,886
                                                                    ------------    ------------
      Property, net                                                    6,611,656      11,640,267

Investment in joint venture                                               25,156         167,321

Cash                                                                   1,811,962            --
Cash - security deposits                                                  56,086          53,989
Trade accounts receivable, net of allowance for doubtful accounts
  of $584,097 and $800,839 for 1996 and 1995, respectively                    69          21,238
Other assets                                                             364,292         520,876
                                                                    ------------    ------------

           Total Assets                                             $  8,869,221    $ 12,403,691
                                                                    ============    ============


Liabilities and Partners' (Deficit) Capital

Liabilities:
  Cash overdraft                                                    $       --      $     36,921
  Mortgages payable                                                    5,431,000      10,276,248
  Accounts payable and accrued expenses                                  713,233         777,976
  Accounts payable - affiliates                                          208,156       1,258,243
  Interest payable                                                       100,327          88,868
  Security deposits and prepaid rents                                    289,671         269,591
                                                                    ------------    ------------
           Total Liabilities                                           6,742,387      12,707,847
                                                                    ------------    ------------

Partners' (deficit) capital:
  General partners                                                      (199,668)       (427,399)
  Limited partners                                                     2,326,502         123,243
                                                                    ------------    ------------
           Total partners' capital (deficit)                           2,126,834        (304,156)
                                                                    ------------    ------------

           Total Liabilities and Partners' (Deficit) Capital        $  8,869,221    $ 12,403,691
                                                                    ============    ============




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     1996           1995           1994
                                                 -----------    -----------    -----------

Income:
  Rental                                         $ 4,004,140    $ 4,336,896    $ 4,280,064
  Interest and other                                 424,903        295,303        225,832
                                                 -----------    -----------    -----------
  Total income                                     4,429,043      4,632,199      4,505,896
                                                 -----------    -----------    -----------

Expenses:
  Property operations                              2,584,892      2,966,198      2,814,851
  Interest:
    Paid to affiliates                               149,954        101,378         45,590
    Other                                          1,165,193      1,137,438      1,135,957
  Depreciation and amortization                      609,105        779,951        755,241
  Administrative:
    Paid to affiliates                               409,507        510,410        355,281
    Other                                            438,560        436,109        442,213
                                                 -----------    -----------    -----------
  Total expenses                                   5,357,211      5,931,484      5,549,133
                                                 -----------    -----------    -----------

Loss before allocated loss from joint venture
  and gain on sale of properties                    (928,168)    (1,299,285)    (1,043,237)

Allocated loss from joint venture                   (142,165)       (93,698)      (164,510)

Gain on sale of properties                         3,501,323           --             --
                                                 -----------    -----------    -----------

Net income (loss)                                $ 2,430,990    ($1,392,983)   ($1,207,747)
                                                 ===========    ===========    ===========

Income (loss) per limited partnership unit       $    141.68    ($    86.89)   ($    75.33)
                                                 ===========    ===========    ===========


Distributions per limited partnership unit       $      --      $      --      $      --
                                                 ===========    ===========    ===========

Weighted average number of limited partnership
  units outstanding                                   15,551         15,551         15,551
                                                 ===========    ===========    ===========




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        General             Limited Partners
                                        Partners            ----------------
                                         Amount          Units         Amount
                                         ------          -----         ------

Balance, January 1, 1994             ($  349,378)         15,551    $ 2,645,952

Net loss                                 (36,232)           --       (1,171,515)
                                     -----------     -----------    -----------

Balance, December 31, 1994              (385,610)         15,551      1,474,437

Net loss                                 (41,789)           --       (1,351,194)
                                     -----------     -----------    -----------

Balance, December 31, 1995              (427,399)         15,551        123,243

Net income                               227,731            --        2,203,259
                                     -----------     -----------    -----------

Balance, December 31, 1996           ($  199,668)         15,551    $ 2,326,502
                                     ===========     ===========    ===========






                         See notes to financial statements

                           REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                                         STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                            1996           1995           1994
                                                         -----------    -----------    -----------
Cash Flows from operating activities:
  Net income (loss)                                      $ 2,430,990    ($1,392,983)   ($1,207,747)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                            609,105        779,951        755,241
    Amortization of mortgage discounts                        60,657         65,723         63,989
    Loss from joint venture                                  142,165         93,698        164,510
  Gain on sale of properties                              (3,501,323)          --             --
  Changes in operating assets and liabilities:
    Cash - security deposits                                  (2,097)        (1,664)        (1,524)
    Trade accounts receivable                                 21,169         13,518        (20,910)
    Other assets                                              (3,280)        69,355       (175,517)
    Accounts payable and accrued expenses                    (64,743)       184,183        (26,681)
    Interest payable                                          11,459           (482)        (2,490)
    Security deposits and prepaid rents                       20,080         25,081         44,567
                                                         -----------    -----------    -----------
Net cash used in operating activities                       (275,818)      (163,620)      (406,562)
                                                         -----------    -----------    -----------

Cash flows from investing activities:
  Property acquisitions and additions                         (7,307)      (171,686)      (198,553)
  Distributions from joint venture                              --             --           15,000
  Proceeds from dispositions of properties                 8,088,000           --             --
                                                         -----------    -----------    -----------
Net cash provided by (used in) investing activities        8,080,693       (171,686)      (183,553)
                                                         -----------    -----------    -----------

Cash flows from financing activities:
  (Decrease) increase in cash overdraft                      (36,921)        36,921           --
  (Decrease) increase in accounts payable - affiliates    (1,050,087)       571,866        546,982
  Proceeds from mortgage refinancing                            --             --        2,250,000
  Principal payments on mortgages                         (4,905,905)      (282,015)    (2,230,316)
                                                         -----------    -----------    -----------
Net cash (used in) provided by financing activities       (5,992,913)       326,772        566,666
                                                         -----------    -----------    -----------

Increase (decrease) in cash                                1,811,962         (8,534)       (23,449)

Cash - beginning of year                                        --            8,534         31,983
                                                         -----------    -----------    -----------

Cash - end of year                                       $ 1,811,962    $      --      $     8,534
                                                         ===========    ===========    ===========





                                       See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994



1.   FORMATION AND OPERATION OF PARTNERSHIP:
     ---------------------------------------

     Realmark Property Investors Limited Partnership-III (the "Partnership"), a Delaware Limited Partnership, was formed on November 18, 1983, to invest in a diversified portfolio of income-producing real estate investments.

     In February 1984, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing of the public offering of limited partnership units, which occurred on April 26, 1984. All items of income and expense arose subsequent to this date. The maximum offering of the Partnership was $20,000,000 (20,000 units). The offer terminated January 31, 1985 with gross offering proceeds of $15,551,000 (15,551 units). The General Partners are Realmark Properties, Inc., a wholly-owned subsidiary of J.M. Jayson & Company, Inc. (JMJ) and Joseph M. Jayson, the Individual General Partner. Joseph M. Jayson is the sole shareholder of JMJ.

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (see Note 7).

     The partnership agreement also provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the Limited Partners and 3% to the General Partners. Net income or losses and proceeds arising from a sale or refinancing shall be distributed first to the Limited Partners in amounts equivalent to a 7% return on their average adjusted capital balances, plus an amount equal to their capital contributions. The Agreement also provides for payment of property disposition fees to Realmark Properties, Inc., prior to additional distributions to limited partners in amounts equivalent to 5% of their average adjusted capital balances. Additional proceeds shall then be allocated to all partners in amounts equal to their respective positive capital account balances and the remainder, if any, in the ratio of 87% to the Limited Partners and 13% to the General Partners. Income and losses from the sale(s) of properties is to be allocated first to the Limited Partners to the extent they receive their average adjusted capital balances plus a preferential return of 7% and an additional 5%; after this, the income is to be allocated 87% to the Limited Partners and 13% to the General Partners.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--   -------------------------------------------

     (a)  Use of  Estimates
          -----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
     ----------------------------------------------------

     (b)  Property and Depreciation
          -------------------------

     Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Depreciation expense totaled $449,241, $732,342 and $755,241 for the years ended December 31, 1996, 1995 and
1994, respectively. For further discussion, see Footnote No. 3.

Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized.

The Accelerated Cost Recovery System and Modified Accelerated Cost Recovery System are used to calculate depreciation expense for tax purposes.

     (c)  Rental Income
          -------------

     Leases for residential properties have terms of one year or less. Commercial leases generally have terms of one to five years. Rental income is recognized on the straight line method over the term of the lease.

     (d)  Cash
          ----

     For purposes of reporting cash flows, cash includes the following items: cash on hand; cash in checking; and money market savings.

     (e)  Cash - Security Deposits
          ------------------------

     Cash - security deposits represents cash on deposit at Castle Dore, in accordance with terms of a U.S. Department of Housing and Urban Development
(HUD)  regulatory  agreement for  Multi-Family  Housing  Projects  under Section
223(f).

     (f)  Interest in Joint Venture
          -------------------------

     The Partnership's interest in affiliated joint venture is accounted for on the equity method.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


3.   ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY:
     ------------------------------------------------

     In August 1984, the Partnership acquired a 112 unit apartment complex (Bryn
Mawr) located in Ypsilanti, Michigan, for a purchase price of $1,833,554, which included $134,857 in acquisition fees.

     In February 1985, the Partnership acquired a 190 unit apartment complex (Castle Dore), located in Indianapolis, Indiana for a purchase price of $3,711,683, which included $414,279 in acquisition fees. In connection with this acquisition, the Partnership assumed a mortgage of approximately $2,578,000. The mortgage bears interest at 7.5% and matures on September 1, 2014.

     In February 1985, the Partnership acquired a 208 unit apartment complex (Parc Bordeaux), located in Indianapolis, Indiana, for a purchase price of $3,845,064, which included $371,233 in acquisition fees.

     In June 1985, the Partnership acquired a 200 unit apartment complex (Williamsburg South Apartments) located in Atlanta, Georgia, for a purchase price of $4,764,200, which included $368,745 in acquisition fees. In connection with this acquisition, the Partnership obtained from the seller a Purchase Money Mortgage in the amount of $3,300,000.

     In August 1985, the Partnership acquired an office complex containing approximately 40,000 net rentable square feet (Perrymont Office Building) located in Pittsburgh, Pennsylvania, for a purchase price of $2,078,697, which included $168,697 in acquisition fees.

     In November 1985, the Partnership acquired a 130 unit apartment complex (Pleasant Run Farms) located in Cincinnati, Ohio, for a purchase price of $3,434,728, which included $267,228 in acquisition fees.

     In December 1985, the Partnership acquired a 280 unit apartment complex (Ambassador Towers, formerly Cedar Ridge) located in Monroeville, Pennsylvania for a purchase price of $6,423,391, which included $646,424 in acquisition fees.

     In August 1986, the Partnership sold the Bryn Mawr Apartments for a sale price of $3,110,000 which generated a total net gain for financial statement purposes of $1,475,313. For income tax purposes, the gain was recognized under the installment method.

     In December 1988, the Partnership sold the Parc Bordeaux Apartments for a sale price of $5,300,000 which generated a total net gain for financial statement purposes of $2,338,067. For income tax purposes, the gain was recognized under the installment method.

     In December 1996, the Partnership sold the Williamsburg South Apartments and Pleasant Run Farms Apartments for a sales price of $4,831,000 and $3,350,000, respectively, less related fees of $93,000. The sales generated a total net gain of $3,501,323 for financial statement purposes.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


3.   ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't):
     --------------------------------------------------------

     In July of 1996, the Partnership entered into a plan to dispose of the property, plant and equipment of Castle Dore Apartments and Ambassador Towers with carrying amounts of $1,891,232 and $3,482,903 at December 31, 1996, respectively. Management has determined that a sale of the properties is in the best interests of the investors of RPILP III. As of December 31, 1996, agreements, cancelable by the buyer, have been signed with anticipated sales prices of $5,500,000 and $5,800,000, respectively. It is anticipated that the sales will take place during 1997. Castle Dore earned net income of $10,614, and Ambassador Towers incurred a net loss of $207,810 during the year ended December 31, 1996.

     Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of, be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the properties are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the year ended December 31, 1996 totaled approximately $133,000.

4.   MORTGAGES PAYABLE:
     ------------------

     The Partnership has the following mortgages payable:

     Castle Dore
     -----------

     A 7.5% U.S. Housing and Urban Development (HUD) guaranteed mortgage which provides for annual principal and interest payments of $216,024 payable in equal monthly installments through February 1, 2010. The carrying amount of the mortgage was $1,536,666 and $1,560,337 at December 31, 1996 and 1995,
respectively, reflecting an unamortized discount of $579,685 for 1996 and $611,052 for 1995. The discount is based on an imputed rate of 12.5% and is being amortized using the interest method over the remaining term of the mortgage.

     Williamsburg South
     ------------------

     A 12.85% mortgage which provides for annual principal and interest payments of $341,604 payable in equal monthly installments through December 1999. The mortgage has a balance of $0 and $2,423,287 at December 31, 1996 and 1995, respectively. This property was sold in December of 1996 and the outstanding balance of the mortgage was paid in full.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


3.   MORTGAGES PAYABLE (Con't.):
     ---------------------------

     Perrymont
     ---------

     A mortgage which provides for interest rates and monthly installments through December 1998 is as follows:

               Year      Rate       Payment
               ----      ----       -------
               1996     7.875 %     $ 9,660   (Principal and interest)
           1997 - 1998    8.5 %     $10,187   (Principal and interest)


     The outstanding balance was $1,259,701 and $1,265,185 at December 31, 1996 and 1995, respectively. The mortgage matures in January 1999.

     Ambassador Towers (formerly Cedar Ridge)
     ----------------------------------------

     A 7.75% mortgage which provides for annual principal and interest payments of $107,760 payable in equal monthly installments through April 1, 1998. The carrying amount of the mortgage of $467,891 and $520,759 at December 31, 1996 and 1995, respectively reflects an unamortized discount of $42,300 for 1996 and $54,168 for 1995. The discount is based on an imputed rate of 11% and is being amortized using the interest method over the remaining term of the mortgage.

     A 8.75% mortgage which provides for annual principal and interest payments of $245,460 payable in equal monthly installments through May 2004. The carrying amount of the mortgage of $1,177,329 and $1,285,661 at December 31, 1996 and 1995, respectively, reflects an unamortized discount of $84,414 for 1996 and $101,835 for 1995. The discount is based on an imputed rate of 11% and is being amortized using the interest method over the remaining term of the mortgage.

     A mortgage with a balance of $989,413 and $997,994 at December 31, 1996 and 1995, respectively, which was due November 1996. The mortgage calls for principal and interest payments of $9,621 at a rate of 10.75%.

     The previous three mortgages were refinanced in March 1997 with a variable rate mortgage for $3,263,000. The new mortgage provides for payments of interest only through August 1998 and monthly installments of principal and interest thereafter through maturity at February 1, 2004. The interest rate is 8.275% during the first loan year and is to be adjusted at the beginning of the second and seventh loan years to a rate equal to 2.40% plus the weekly average yield on United States Treasury Securities, adjusted to a constant maturity of five years.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.   MORTGAGES PAYABLE (Con't.):

     Pleasant Run Farms

     A 10.0% mortgage which provides for annual principal and interest payments of $245,352 payable in equal monthly installments through August 1, 1998. The mortgage has a balance of $0 and $2,223,025 at December 31, 1996 and 1995, respectively. This property was sold in December of 1996 and the outstanding balance of the mortgage was paid in full.

     The above mortgages are secured by the properties to which they relate.

     The aggregate maturities of mortgages and notes payable, after giving effect to the refinancing, for each of the next five years are as follows:

        Year                              Amount

1997                                    $     84,466
1998                                          95,166
1999                                       1,327,466
2000                                         119,873
2001                                         129,559
Thereafter                                 4,882,522
                                       --------------
                                           6,639,052
Unamortized discount                        (579,685)
                                       --------------

TOTAL                                     $6,059,367
                                       ==============

5.   FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of accounts receivable, accounts payable, accrued expenses, deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

     The fair value of the mortgage payable on Castle Dore, with a carrying value of $1,536,666, cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market. See Note 4 for a description of the terms of the mortgage payable.

     The fair value of the mortgage payable on Perrymont, with a carrying value of $1,259,701, cannot be determined because it is uncertain if a comparable mortgage could be obtained in the current market due to the poor occupancy level at the property.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


5.   FAIR VALUE OF FINANCIAL INSTRUMENTS (Con't.):
     ---------------------------------------------

     Management has estimated fair value of the mortgages payable on the following properties, based on currently available rates.

                                                                Carrying
Property                                                         Value

Ambassador Towers (formerly Cedar Ridge) (due April 1998)        $ 467,891
Ambassador Towers (formerly Cedar Ridge) (due May 2004)          1,177,321

     Management has estimated that the fair value of the mortgage payable on Ambassador Towers (formerly Cedar Ridge) (due 1996) approximates its carrying value of $989,413 due to its short-term nature.

     The fair value of Accounts Payable - Affiliates, with a carrying value of $208,156, cannot be determined because it is uncertain if a comparable instrument could be obtained in the current market given the financial condition of RPILP-III.

6.   INVESTMENT IN JOINT VENTURE:
     ----------------------------

     In April 1985, the Partnership entered into an agreement and formed Inducon Joint Venture - Amherst (the Joint Venture), for the primary purpose of constructing office/warehouse buildings in Erie County, New York, as income-producing property. The site is part of the Amherst Foreign Trade Zone. This is U.S. Customs Territory under Federal Supervision where foreign and domestic merchandise is brought for storage, manufacture, salvage, repair, exhibit, repacking, relabeling, and re-export. Under the terms of the Joint Venture Agreement, the Partnership supplied capital to acquire the land and undertake initial development, to the extent of $545,000 in Phase I and an additional $275,000 on Phase II.

     The Other Joint Venturer delivered or completed on behalf of the Joint Venture all plans, specifications, maps, surveys, accounting proformas for construction, initial leasing and operations, and cost estimates with respect to development.

     Ownership of the Joint Venture is divided equally between the Partnership and the Other Joint Venturer. The joint venture agreement provides that the Partnership will be allocated 95% of any income received or loss incurred.

     Net cash flow from the Joint Venture is to be distributed as follows:

     o To the Partnership until it has received a return of 7% per annum on its underwritten equity. To the extent a 7% return is not received from year to year, it will accumulate and be paid from the next available cash flow.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


6.   INVESTMENT IN JOINT VENTURE (Con't.):

     o To the Other Joint Venturer in an amount equal to that paid to the Partnership. No amount will accumulate in favor of the Other Joint Venturer.

     o   Any remaining amount will be divided equally.

     o To the extent there are net proceeds from any sale or refinancing of the subject property, said net proceeds will be payable in the following order of priority:

     o To the Partnership until it has received a cumulative 20% per year return on its total underwritten equity.

     o Next to the Partnership until it has received an amount equal to its total underwritten equity, reduced by any prior distribution of sale, finance or refinancing proceeds.

     o Thereafter, any remaining net proceeds will be divided 50% to the Partnership and 50% to the Other Joint Venturer.

     o A summary of the assets, liabilities, and partners' capital of the Joint Venture as of December 31, 1996 and 1995 and the results of its operations for the years ended December 31, 1996, 1995 and 1994 is as follows:

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


6.   INVESTMENT IN JOINT VENTURE (Con't.):
     -------------------------------------

                         INDUCON JOINT VENTURE - AMHERST
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

Assets                                                    1996           1995
                                                       ----------     ----------

Land, at cost                                          $  177,709     $  177,709
Land improvements                                         246,232        221,399
Building                                                3,074,733      3,072,913
Equipment                                                   8,466          8,466
Furniture and fixtures                                      2,101          2,101
                                                       ----------     ----------
                                                        3,509,241      3,482,588
Less accumulated depreciation                           1,205,207      1,074,688
                                                       ----------     ----------
Property, net                                           2,304,034      2,407,900

Cash and cash equivalents                                    --          157,789
Other assets                                               41,665         39,925
Deferred debt expense, net of accumulated
  amortization of $293,490 and $266,350,
   respectively                                            23,315         28,841
                                                       ----------     ----------

Total assets                                           $2,369,014     $2,634,455
                                                       ==========     ==========

Liabilities and Partners' Capital

Liabilities:
  Cash overdraft                                       $   34,817     $     --
  Bonds payable                                         1,849,245      2,040,000
  Mortgage payable                                        260,450        292,033
  Accounts payable and accrued expenses                   128,072         87,679
  Amounts due to affiliates                                63,240         31,906
                                                       ----------     ----------
Total liabilities                                       2,335,824      2,451,618
                                                       ----------     ----------

Partners' Capital:
  The Partnership                                          25,156        167,321
  The Other Joint Venturer                                  8,034         15,516
                                                       ----------     ----------
Total Partners' Capital                                    33,190        182,837
                                                       ----------     ----------

Total Liabilities and Partners' Capital                $2,369,014     $2,634,455
                                                       ==========     ==========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


6.   INVESTMENT IN JOINT VENTURE (Con't.):


                        INDUCON JOINT VENTURE - AMHERST
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996         1995           1994
                                          ---------     ---------     ---------
Income:
  Rental                                  $ 444,649     $ 458,357     $ 400,690
  Interest and other                         23,696        11,391         8,626
                                          ---------     ---------     ---------
  Total Income                              468,345       469,748       409,316
                                          ---------     ---------     ---------

Expenses:
  Property operations                       148,652       164,069       220,117
  Interest
    Paid to affiliates                        5,573          --            --
    Other                                   208,744       183,104       187,821
  Depreciation and amortization             191,839       187,248       171,382
  Administrative:
    Paid to affiliates                       20,348        27,049          --
    Other                                    42,836         6,907         3,164
                                          ---------     ---------     ---------
  Total Expenses                            617,992       568,377       582,484
                                          ---------     ---------     ---------

Net loss                                   (149,647)      (98,629)     (173,168)
                                          =========     =========     =========

Allocation of net loss:
  The Partnership                          (142,165)      (93,698)     (164,510)
  Other Joint Venturer                       (7,482)       (4,931)       (8,658)
                                          ---------     ---------     ---------

                                          ($149,647)    ($ 98,629)    ($173,168)
                                          =========     =========     =========

     A reconciliation of the Partnership's investment in the Joint Venture is as follows:

                                                        1996         1995         1994
                                                   ---------    ---------    ---------
Investment in joint venture at beginning of year   $ 167,321    $ 261,019    $ 440,529
Distributions                                           --           --        (15,000)
Allocation of net loss                              (142,165)     (93,698)    (164,510)
                                                   ---------    ---------    ---------

Investment in joint venture at end of year         $  25,156    $ 167,321    $ 261,019
                                                   =========    =========    =========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


7.   PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS:
     --------------------------------------------------------

     According to the terms of the Partnership Agreement, the General Partners are entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the Limited Partners having received an annual cash return equal to 7% of their average adjusted capital contributions. This fee totaled $2,925 for the year ended December 31, 1994. There were no such fees for 1996 and 1995.

     The General Partners are also allowed to collect property disposition fees upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties of 2.75% of the sales price. The property disposition fee is subordinate to payments to the Limited Partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the Limited Partners of an amount equal to their capital contributions.

     The General Partners have not to date received a disposition fee on the sale of the Bryn Mawr Apartments or Parc Bordeaux, as the Limited Partners of the Partnership have not received a return of 7% on their average adjusted capital or their original capital as defined in the partnership agreement. The fee earned in the sale of the Bryn Mawr Apartments, Parc Bordeaux Apartments, Williamsburg South Apartments and Pleasant Run Apartments will not be recorded as liabilities in the partnership financial statements until such time as payment is probable.

     Management fees for the properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the properties to be paid as fees for administering the operations of the properties. These fees totaled $217,095, $227,134 and $223,083 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $14,040 for each of the years ended December 31, 1996, 1995 and 1994.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


7.   PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS (Con't.):
     -----------------------------------------------------------------

     Pursuant to the terms of the partnership agreement, the Corporate General Partner charged the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses which include payroll, legal, rent, depreciation, printing, mailing, travel, and communication costs related to partnership accounting, partner communication and relations, property marketing, and refinancing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. Such charges totaled $178,372, $269,236 and $115,233, respectively.

     The  Corporate  General  Partner is  entitled to a  continuing  Partnership
Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement), of which 2% is subordinated to the receipt by the Limited Partners of a non-cumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). The Corporate General Partner is paid its 5% Partnership Management Fee annually as cash flow allows. The 2% subordinated fee will not be paid or accrued until such time as the Limited Partners have received their 7% return and payment of the fee becomes probable. No fee was paid for December 31, 1996 and 1995. The fee totaled $2,925 for December 31, 1994.

     Accounts payable to affiliates amounted to $208,156 and $1,258,243 at December 31,1996 and 1995, respectively. The payables represent fees due and advances from the Corporate General partner or an affiliate of the Corporate General Partner. Interest charged on amounts due affiliates totaled $149,954, $101,378 and $45,590 for the years ended December 31, 1996, 1995 and 1994, and was calculated at a rate of 11% of the average balance. All amounts payable to affiliates are payable upon demand.


8.   LEASES:
     -------

     In connection with its commercial property, the partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years under noncancelable operating leases are as follows:

                     Year                     Amount

                     1997                     $195,324
                     1998                      121,599
                     1999                       55,704
                     2000                       18,700
                     2001                        7,792

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


9.   INCOME TAXES:
     -------------

     No provision has been made for income taxes since the income or loss of the Partnership is to be included in the tax returns of the individual Partners.

     The tax returns of the Partnership are subject to examination by the Federal and state taxing authorities. Under Federal and state income tax laws, regulations and rulings, certain types of transactions may be accorded varying interpretations and, accordingly, reported Partnership amounts could be changed as a result of any such examination.

     The reconciliation of net loss for the years ended December 31, 1996, 1995 and 1994, as reported in the statement of operations, and as reported for tax return purposes is as follows:

                                                     1996           1995           1994
                                                 -----------    -----------    -----------
Net income (loss) -
  Statements of operations                       $ 2,430,990    $(1,392,983)   $(1,207,747)

Add to (deduct from):
  Difference in depreciation                        (310,146)       (85,765)      (159,067)

  Difference in amortization                          65,724         65,723         63,989

  Difference in gain on sale of properties           966,637           --             --

  Non deductible expenses / non taxable income      (246,668)       251,582         64,333

  Difference in loss of joint venture                 34,027          6,449         22,147
                                                 -----------    -----------    -----------

Net income (loss) - tax return purposes          $ 2,940,564    $(1,154,994)   $(1,216,345)
                                                 ===========    ===========    ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


9.   INCOME TAXES (Con't.):
     ----------------------

     The reconciliation of Partners' (Deficit) Capital for the years ended December 31, 1996, 1995 and 1994, as reported in the balance sheet and as reported for tax return purposes, is as follows:


                                                    1996           1995           1994
                                               -----------    -----------    -----------
Partners' Capital (Deficit)  - Balance Sheet   $ 2,126,834    $  (304,156)   $ 1,088,827

Add to (deduct from):
  Accumulated difference in depreciation        (4,234,796)    (3,924,650)    (3,838,885)
  Accumulated amortization of
    mortgage discounts                              77,418         11,694        (54,030)
  Syndication fees and selling expenses          1,842,060      1,842,060      1,842,060
  Gain on sale of properties                       149,545       (817,092)      (817,092)
  Other nondeductible expenses /
    non taxable income                             560,087        806,755        555,173
  Difference in book and tax
    depreciable cost basis                         915,085        915,085        915,085
  Difference in book and tax
    basis of investments                          (709,573)      (743,600)      (750,049)
  Other                                            (69,286)       (69,286)       (69,286)
                                               -----------    -----------    -----------

Partners' Capital (Deficit) - tax return
  purposes                                     $   657,374    $(2,283,190)   $(1,128,197)
                                               ===========    ===========    ===========



10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     -------------------------------------------------

                                         1996            1995            1994
                                      ----------      ----------      ----------

Cash paid for interest                $1,153,734      $1,072,197      $1,074,458
                                      ==========      ==========      ==========

11.  GOING CONCERN CONSIDERATIONS:
     -----------------------------

     The Partnership's failure to meet its Department of Housing and Urban Development (HUD) regulatory agreement requirements, its recurring losses from operations, and continuing cash flow difficulties raise substantial doubt about the Partnership's ability to continue as a going concern.

     The consequences of the HUD non-compliance could include sanctions such as fines or interest charges. Additionally, the violation of the regulatory agreement could be deemed an event of default by the Partnership.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


11.  GOING CONCERN CONSIDERATIONS (Con't.):
     --------------------------------------

     Because of the uncertainty surrounding the default on the HUD guaranteed mortgage, the Partnership's recurring losses from operations and operating cash flow difficulties, substantial doubt exists about the Partnership's ability to continue as a going concern.

     Management is continuing its efforts to reduce expenses and increase rents. In addition, management is currently negotiating a sale of the assets of the Castle Dore Apartments and Ambassador Towers as discussed in Footnote 3, and has responded to HUD regarding the aforementioned noncompliance including its intentions to remedy the situation.


12.  RECLASSIFICATIONS:
     ------------------

     Certain reclassifications have been made to the 1994 balances to conform with the classifications used in 1995.

SCHEDULE II



                REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                        Valuation and Qualifying Accounts
                For the Year Ended December 31, 1996, 1995, and 1994

                                                     Additions
                                                 ------------------------
                                                              Charged to
                                     Balance     Charged to   Other                          Balance
                                     Beginning   Costs and    Accounts -     Deductions -   at End of
Description                          of Period   Expenses     Described      Described       Period
Year ended December 31, 1996
  Unamortized discounts on
    mortgages payable                 $ 767,055   $    -       $    -        $ 60,656 (1)  $ 706,399 (2)
                                      =========   =========    ===========   ========      =========
Year ended December 31, 1995
  Unamortized discounts on
    mortgages payable                 $ 832,778   $    -       $    -        $ 65,723 (1)  $ 767,055 (2)
                                      =========   =========    ===========   ========      =========
Year ended December 31, 1994
  Unamortized discounts on
    mortgages payable                  $896,767   $    -       $    -        $ 63,989 (1)  $ 832,778 (2)
                                      =========   =========    ===========   ========      =========



(1)  Amortization charged to operations

(2)  Discounts to be amortized over the remaining term of the mortgage.

SCHEDULE III

                                                      REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                       DECEMBER 31, 1996

                                                                                                                        Depreciation
                                   Initial Cost to                    Gross amounts at which                              In Latest
                                     Partnership        Cost        Carried at Close of Period                            Statement
                                -------------------   Capitalized  -----------------------------  (3)(4)                     Of
    Property                                         Subsequent to                      (1)(2)  Accumulated   Date of    Operations
  Description      Encumbrances  Land     Buildings   Acquisition  Land    Buildings    Total  Depreciation Construction Is Computed
Castle Dore Apts.
  Indianapolis, IN  $1,536,666  $335,000  $2,837,932   $27,348  $335,000  $2,865,280  $3,200,280  $1,309,048      2/85     25 Years

Perrymont Office
  Bldg.
  Pittsburgh, PA     1,259,701  100,000   1,978,788     56,138   100,000   2,034,926   2,134,926     912,829      8/85     25 Years

Ambassador Towers
  (formerly Cedar
  Ridge Apts.)
  Pittsburgh, PA     2,634,633  500,000   5,001,729    130,528   500,000   5,132,253   5,632,253   2,149,353     12/85     25 Years
                   ------------ --------  ---------- ---------- --------- ----------- ----------- -----------

                    $5,431,000  $935,000  $9,818,449  $214,014  $935,000  $10,032,459 $10,967,459 $4,371,230
                   ============ ========  ========== ========== ========= =========== =========== ===========

Inducon Joint
  Venture - Amherst
  Amherst, NY       $2,109,695  $177,709  $        - $3,320,965 $177,709  $3,320,965  $3,498,674  $1,194,639      4/85     25 Years
                   ============ ========  ========== ========== ========= =========== =========== ===========

SCHEDULE III
   (Continued)


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


(1) Cost for Federal income tax purposes is $10,967,459.


(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 1996, 1995 and 1994 is as follows:

                                                   Partnership Properties

                                          1996            1995           1994
                                     ------------    ------------   ------------
Balance at beginning of period       $ 18,648,605    $ 18,476,919   $ 18,278,366
Additions                                   7,307         171,686        198,553
Dispositions                           (7,688,453)           --             --
                                     ------------    ------------   ------------
Balance at end of period             $ 10,967,459    $ 18,648,605   $ 18,476,919
                                     ============    ============   ============


                                                Joint Venture Property

                                          1996            1995           1994
                                     ------------    ------------   ------------
Balance at beginning of period       $  3,472,021    $  3,454,909   $  3,452,506
Additions                                  26,653          17,112          2,403
                                     ------------    ------------   ------------
Balance at end of period             $  3,498,674    $  3,472,021   $  3,454,909
                                     ============    ============   ============


(3) A reconciliation of accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                Partnership Properties

                                          1996            1995           1994
                                     ------------    ------------   ------------
Balance at beginning of period          $ 7,061,771    $ 6,349,299   $ 5,674,528
Additions charged to cost and expenses
  during the period                         449,241        712,472       674,771
Dispositions                             (3,139,782)          --            --
                                     ------------    ------------   ------------
Balance at end of period                $ 4,371,230    $ 7,061,771   $ 6,349,299
                                        ===========    ===========   ===========

                                                 Joint Venture Property

                                               1996           1995          1994
                                        -----------    -----------   -----------
Balance at beginning of period          $ 1,062,437    $   939,174   $   807,595
Additions charged to cost and expenses
  during the period                         132,202        123,263       131,579
                                        -----------    -----------   -----------
Balance at end of period                $ 1,194,639    $ 1,062,437   $   939,174
                                        ===========    ===========   ===========


(4)  Balance applies entirely to buildings and improvements.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - III

    By: /s/ Joseph M. Jayson                             3/28/97
         -------------------------------------------       ---------------
            JOSEPH M. JAYSON,                              Date
            Individual General Partner


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By: /s/ Joseph M. Jayson                              3/28/97
         --------------------------------------------       ---------------
            JOSEPH M. JAYSON, President                     Date
            Principal Executive Officer and Director

          /s/ Michael J. Colmerauer                         3/28/97
         --------------------------------------------       ---------------
            MICHAEL J. COLMERAUER,                          Date
            Secretary



By:  _____________________________              ____________________
     JOSEPH M. JAYSON,                      Date
     Individual General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  REALMARK PROPERTIES, INC.
     Corporate General Partner

     -------------------------------            --------------------
     JOSEPH M. JAYSON,                      Date
     President and Director

     -------------------------------            --------------------
     MICHAEL J. COLMERAUER             Date
     Secretary

     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     The form 10-K is sent to security holders. No other annual report is distributed. No proxy statement, form of proxy or other proxy soliciting material was sent to any of the registrant's security holders with respect to any annual or other meeting of security holders.