Form 10-Q
period 1997-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1997-07-14
CIK 733591

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

As of March 31, 1997, the issuer had 15,551 units of limited partnership interest outstanding.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
             ---------------------------------------------------

                                      INDEX
                                      -----



                                                                     PAGE NO.
                                                                     --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  March 31, 1997 and December 31, 1996                  3

            Statements of Operations -
                  Three Months Ended March 31, 1997 and 1996            4

            Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996            5

            Statements of Partners' (Deficit) Capital -
                  Three Months Ended March 31, 1997 and 1996            6

            Notes to Financial Statements                             7 - 18


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     FINANCIAL CONDITION AND RESULTS OF
            ----------------------------------
            OPERATIONS                                               19 - 20
            ----------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   (Unaudited)

                                                         March 31,       December 31,
                                                           1997             1996
                                                           ----             ----

ASSETS

Property, at cost:
     Land                                              $    935,000    $    935,000
     Buildings and improvements                          10,032,459      10,032,459
     Furniture and fixtures                               1,481,974       1,481,974
                                                       ------------    ------------
                                                         12,449,433      12,449,433
     Less accumulated depreciation                        5,860,076       5,837,777
                                                       ------------    ------------
          Property, net                                   6,589,357       6,611,656

Investment in joint venture                                       0          25,156

Cash                                                      1,212,010       1,811,962
Cash - security deposits                                     58,129          56,086
Accounts receivable, net of allowance for doubtful
     accounts of $607,574 and $895,282, respectively         15,260              69
Mortgage costs, net of accumulated amortization
     of $219,077 and $215,272, respectively                  92,061          18,421
Other assets                                                627,629         345,871
                                                       ------------    ------------

           Total Assets                                $  8,594,446    $  8,869,221
                                                       ============    ============


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Mortgages payable                                 $  5,749,955    $  5,431,000
     Accounts payable and accrued expenses                  583,379         713,233
     Accounts payable - affiliates                           57,341         208,156
     Accrued interest                                       113,525         100,327
     Security deposits and prepaid rents                    272,584         289,671
                                                       ------------    ------------
           Total Liabilities                              6,776,784       6,742,387
                                                       ------------    ------------

Deficit investment in joint venture                          13,895               0

Partners' (Deficit) Capital:
     General partners                                      (208,943)       (199,668)
     Limited partners                                     2,026,605       2,326,502
                                                       ------------    ------------
          Total Partners' (Deficit)                       1,817,662       2,126,834
                                                       ------------    ------------

          Total Liabilities and Partners' (Deficit)    $  8,594,446    $  8,869,221
                                                       ============    ============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                    Three Months   Three Months
                                                        Ended         Ended
                                                      March 31,     March 31,
                                                        1997           1996
                                                        ----           ----

Income:
     Rental                                          $   723,947    $ 1,035,749
     Interest and other income                            63,115         94,803
                                                     -----------    -----------
     Total income                                        787,062      1,130,552
                                                     -----------    -----------

Expenses:
     Property operations                                 586,983        611,873
     Interest:
          Paid to affiliates                              26,410         35,587
          Other                                          241,969        372,550
     Depreciation and amortization                        26,104        186,902
     Administrative:
          Paid to affiliates                              73,941         69,381
          Other                                          101,776        122,081
                                                     -----------    -----------
     Total expenses                                    1,057,183      1,398,374
                                                     -----------    -----------

Loss before allocated loss from joint venture           (270,121)      (267,822)

Allocated loss from joint venture                        (39,051)        (3,525)
                                                     -----------    -----------

Net loss                                             ($  309,172)   ($  271,347)
                                                     ===========    ===========

Loss per limited partnership unit                    ($    19.28)   ($    16.93)
                                                     ===========    ===========

Distributions per limited partnership unit           $      0.00    $      0.00
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          15,551         15,551
                                                     ===========    ===========










                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                     Three Months   Three Months
                                                         Ended         Ended
                                                       March 31,     March 31,
                                                         1997           1996
                                                         ----           ----

Cash flow from operating activities:
     Net loss                                        ($  309,172)   ($  271,347)

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation and amortization                        26,104        186,902
     Loss from joint venture                              39,051          3,525
Changes in operating assets and liabilities:
     Cash - security deposits                             (2,043)             0
     Accounts receivable                                 (15,191)         2,999
     Other assets                                       (281,758)       (34,368)
     Accounts payable and accrued expenses              (129,854)        59,675
     Accrued interest                                     13,198          7,984
     Security deposits and prepaid rent                  (17,087)        13,066
                                                     -----------    -----------
Net cash (used in) operating activities                 (676,752)       (31,564)
                                                     -----------    -----------

Cash flow from investing activities:
     Capital expenditures                                      0        (10,411)
     Distributions from joint venture                          0              0
                                                     -----------    -----------
Net cash (used in) investing activities                        0        (10,411)
                                                     -----------    -----------

Cash flows from financing activities:
    Cash overdraft                                             0        (32,909)
    Accounts payable - affiliates                       (150,815)       107,230
     Principal payments on mortgages and notes           (41,810)       (32,346)
     Proceeds from mortgage refinancing                  360,765              0
     Mortgage costs                                      (91,340)             0
                                                     -----------    -----------
Net cash provided by financing activities                 76,800         41,975
                                                     -----------    -----------

(Decrease) in cash                                      (599,952)             0

Cash - beginning of period                             1,811,962              0
                                                     -----------    -----------

Cash - end of period                                 $ 1,212,010    $         0
                                                     ===========    ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                          $   255,181    $   364,566
                                                     ===========    ===========




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                     General              Limited Partners
                                     Partners          ------------------------
                                      Amount           Units           Amount
                                      ------           -----           ------

Balance, January 1, 1996           ($  427,399)          15,551     $   123,243

Net loss                                (8,140)               0        (263,206)
                                   -----------      -----------     -----------

Balance, March 31, 1996            ($  435,539)          15,551     ($  139,963)
                                   ===========      ===========     ===========


Balance, January 1, 1997           ($  199,668)          15,551     $ 2,326,502

Net loss                                (9,275)               0        (299,897)
                                   -----------      -----------     -----------

Balance, March 31, 1997            ($  208,943)          15,551     $ 2,026,605
                                   ===========      ===========     ===========




















                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                          NOTES TO FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


1.   GENERAL PARTNER'S DISCLOSURE
     ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership III, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1997 and 1996 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

2.   FORMATION AND OPERATION OF PARTNERSHIP
     --------------------------------------

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

     --------------------------------------------------

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

     ------------------------------------------------------

     Investment in Joint Venture
     ---------------------------

     The interest in joint venture is accounted for on the equity method.

4.   ACQUISITION AND DISPOSITION OF RENTAL PROPERTY
     ----------------------------------------------

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

5.   INVESTMENT IN JOINT VENTURES
     ----------------------------

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

     ----------------------------------------

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

     A summary of the assets, liabilities and capital of the joint venture as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 is as follows:

                         INDUCON JOINT VENTURE - AMHERST
                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                            March 31,      December 31,
                                                              1997           1996
                                                              ----           ----

ASSETS

Property, at cost:
     Land                                                 $   177,709    $   177,709
     Land improvements                                        246,232        246,232
     Buildings and improvements                             3,079,593      3,074,733
     Equipment                                                  8,466          8,466
     Furniture and fixtures                                     2,101          2,101
                                                          -----------    -----------
                                                            3,514,101      3,509,241
     Less accumulated depreciation                          1,239,213      1,205,207
                                                          -----------    -----------
          Property, net                                     2,274,888      2,304,034

Cash and cash equivalents                                           0              0
Deferred debt expense, net of accumulated
     amortization of $0 and $293,490, respectively            161,991         23,315
Other assets                                                   85,113         41,665
                                                          -----------    -----------

                 Total Assets                             $ 2,521,992    $ 2,369,014
                                                          ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                       $   513,527    $    34,817
     Bonds payable                                                  0      1,849,245
     Mortgage payable                                       1,875,000        260,450
     Accounts payable and accrued expenses                     75,593        128,072
     Accounts payable - affiliates                             65,788         63,240
                                                          -----------    -----------
                 Total Liabilities                          2,529,908      2,335,824
                                                          -----------    -----------

Partners' Capital:
     The Partnership                                          (13,895)        25,156
     Other joint venturer                                       5,979          8,034
                                                          -----------    -----------
                Total Partners' Capital                        (7,916)        33,190
                                                          -----------    -----------

                Total Liabilities and Partners' Capital   $ 2,521,992    $ 2,369,014
                                                          ===========    ===========

                         INDUCON JOINT VENTURE - AMHERST
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1997 and 1996

                                                       Three Months Three Months
                                                            Ended       Ended
                                                          March 31,   March 31,
                                                            1997        1996
                                                            ----        ----

Income:
     Rental                                              $ 110,206    $ 129,134
     Interest and other income                               4,165          130
                                                         ---------    ---------
     Total income                                          114,371      129,264
                                                         ---------    ---------

Expenses:
     Property operations                                    45,774       29,464
     Interest                                               41,663       46,849
     Depreciation and amortization                          35,621       43,778
     Administrative                                         32,419       12,883
                                                         ---------    ---------
     Total expenses                                        155,477      132,975
                                                         ---------    ---------

Net loss                                                 ($ 41,106)   ($  3,711)
                                                         =========    =========


Allocation of net loss:

     The Partnership                                     ($ 39,051)   ($  3,525)
     Other Joint Venturer                                   (2,055)        (186)
                                                         ---------    ---------

                                                         ($ 41,106)   ($  3,711)
                                                         =========    =========

A reconciliation of the Partnership's investment in the joint venture for the three month periods ended March 31, 1997 and 1996 is as follows:


                                                             1997         1996

Investment in joint venture - beginning of period        $  25,156    $ 167,321
Allocated loss                                             (39,051)      (3,525)
                                                         ---------    ---------

Investment in joint venture - end of period              ($ 13,895)   $ 163,796
                                                         =========    =========

6.   MORTGAGES AND NOTES PAYABLE
     ---------------------------

     Castle Dore
     -----------

     A  mortgage  of  $1,530,110  and  $1,562,089  at March  31,  1997 and 1996,
     respectively, bearing interest at 7.50%. The mortgage provides for annual principal and interest payments of $216,026 payable in equal monthly installments through September 1, 2014.

     Williamsburg
     ------------

     A 12.85% mortgage which provides for annual principal and interest payments of $341,602 payable in equal monthly installments through December 1999. The mortgage had a balance of $0 and $2,415,683 at March 31, 1997 and 1996, respectively. This property was sold in December of 1996 and the outstanding balance of the mortgage was paid in full.

     Perrymont
     ---------

     A mortgage which provides for interest rates and monthly installments through December 1998 as follows:

             Year            Rate         Payment
             ----            ----         -------

             1996            7.875%       $  9,660  (Principal and interest)
             1997 - 1998     8.50%        $ 10,187  (Principal and interest)

     The outstanding balance at March 31, 1997 and March 31, 1996 respectively was $1,259,701 and $1,265,185.

     Pleasant Run
     ------------

     A 10% mortgage with a balance of $0 and $2,217,214 at March 31, 1997 and 1996, respectively providing for annual principal and interest payments of $245,349 payable in equal monthly installments, with the remaining balance due August 1, 1998. This property was sold in December of 1996 and the outstanding balance of the mortgage was paid in full.

     ---------------------------------------

     Ambassador Towers (formerly Cedar Ridge)
     ----------------------------------------

     A mortgage with a balance of $465,566 and $559,024 at March 31, 1997 and 1996, respectively, bearing interest at 7.75%. The mortgage provides for monthly principal and interest payments of $8,980 through April 1, 2002.

     A mortgage with a balance of $1,148,779 and $1,356,255 at March 31, 1997 and 1996, respectively, bearing interest at 8.75%. The mortgage provides for monthly principal and interest payments of $20,455 through October 1, 2003.

     A mortgage with a balance of $987,891 and $1,000,000 at March 31, 1997 and 1996 which provides for interest only payments at prime rate plus 2% (10.25% at March 31, 1997). The mortgage was originally due in September 1994, but in September 1995 the General Partner negotiated an extension until May 1996. The Partnership has been utilizing a temporary extension while it seeks refinancing for the loan.

     The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

             Year                         Amount
             ----                         ------

             1997                         $     84,466
             1998                               95,166
             1999                            1,327,466
             2000                              119,873
             2001                              129,559
             Thereafter                      4,882,522
                                          ------------
                                             6,639,052
             Unamortized discount             (579,685)
                                          ------------
             TOTAL                        $  6,059,367
                                          ============

7.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $39,741 and $60,150 for the three months ended March 31, 1997 and 1996, respectively.

     According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1997 and 1996.

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

     Accounts payable - affiliates amounted to $57,341 at March 31, 1997. The payable represents fees due to the general partner or to affiliates of the general partner. Interest charged on amounts due affiliates totaled $26,410 for the three month period ended March 31, 1997.

     --------------------------------------

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

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $ 3,510 for the three months ended March 31, 1997 and 1996.

8.   INCOME TAXES
     ------------

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

     The reconciliation of net loss for the three month periods ended March 31, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                  March 31,        March 31,
                                                    1997               1996
                                                    ----               ----
      Net loss -
           Statement of operations              $  (309,172)      $  (273,214)
      (Add to)  deduct from:
           Difference in depreciation              ( 25,000)         ( 21,441)
           Difference in amortization                16,431            16,431
           Non-deductible expenses                   62,000            62,896
           Difference in loss of joint venture        8,500             1,612
                                                -----------       -----------

      Net loss for tax purposes                 $  (247,241)      $  (213,716)
                                                ===========       ===========

     ------------------------

     The reconciliation of partner's (deficit) capital at March 31, 1997 and December 31, 1996 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                 March 31,        December 31,
                                                    1997               1996
                                                    ----               ----
     Partner's (Deficit) Capital -
       balance sheet                            $ 1,817,662       $ 2,126,834
       Add to (deduct from):
            Accumulated difference in
            depreciation                         (4,259,796)       (4,234,796)
            Accumulated difference in
            amortization                             93,849            77,418
            Syndication fees and selling
            expenses                              1,842,060         1,842,060
            Gain on sale of property                149,545           149,545
            Other non-deductible expenses           622,087           560,087
            Difference in book and tax
            depreciable cost basis                  915,085           915,085
            Difference in book and tax
            basis of investments                   (701,073)         (709,573)
            Other                                 (  69,286)        (  69,286)
                                                -----------        ----------

      Partner's (Deficit) Capital -
       tax return                               $   410,133        $  657,374
                                                ===========        ==========

PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            ---------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

Due to the sales of both Williamsburg South Apartments and Pleasant Run Farms Apartments in December of 1996, the Partnership now has sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. The Partnership had significant negative cash flow from operations during the first quarter of 1997, primarily due to the setting up of escrow accounts (replacement, etc.) with lenders. Also as a result of the sales, the advances made by the General Partner were returned; this will result in a substantial decrease in interest expense for the future.

The partnership continues to view the refinancing of current mortgages as a viable means of increasing cash flow by obtaining lower interest rates.

There were no distributions for the three month periods ended March 31,1997 and 1996. The Partnership does expect to resume distributions once it is able to generate sufficient excess cash flow to complete all capital improvements which are scheduled and adequate reserves are set up for future such work.

Results of Operations:
----------------------

The partnership experienced a net loss of $309,172 or $19.28 per limited partnership unit for the period ended March 31,1997 versus a net loss of $271,347 or $16.93 per unit for quarter ended March 31, 1996.

Partnership revenue for the quarter ended March 31, 1997 totaled $787,062 which is down $343,500 from 1996 revenue of $1,130,552. The decrease in rental revenue can be attributed to the sale of two properties in December 1996: Williamsburg South Apartments and Pleasant Run Farms Apartments. Perrymont Office Building continued to suffer from poor occupancy, which also resulted in lower revenues for the Partnership. Ambassador Towers (formerly Cedar Ridge) is rebounding from previously low occupancies, and by mid-1997 is expected to almost completely leased. Initially, however, rental concessions need to be offered to increase the occupancies up to levels where management feels they should be, so revenue will most likely not increase immediately to.

---------------------  ------------

For the quarter ended March 31, 1997, Partnership expenses amounted to $1,057,1831, decreasing approximately $341,000 from the 1996 quarter end amount. Obviously a large portion of the decrease in expenses is due to the sale of the two properties previously mentioned. Additionally though, management continues to put forth great efforts in looking for ways to decrease payroll, repairs, maintenance, contracted services and property improvements throughout the partnership. As an example, on-site maintenance staff is doing more repair and replacement work as opposed to contracting the work to an outside source. As property performance improves, expenses will continue to level off. Total interest expense is expected to decrease on Ambassador Towers as the property is scheduled to be refinanced at a lower interest rate in the coming quarter. Capital improvements are being scheduled for the completion prior to the "peak" rental season.

Tighter collection policies continue to be put into place and reinforced with all on-site and management staff. This should allow for a rather gradual increase in revenue in the coming quarters.

Inducon Joint Venture - Amherst generated a net loss of $41,106 for the three month period ended March 31, 1997. Net loss for the joint venture for the three month period ended March 31, 1996 amounted to $3,711. This property was refinanced during the first quarter of 1997.

On a tax basis, the partnership had a loss of $247,241 or $15.42 per limited partner unit for the three months period ended March 31, 1997 versus a tax loss of $213,716 or $13.33 per unit for the quarter ended March 31, 1996.

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

Item 6 - Exhibits and reports on Form 8-K
-----------------------------------------

a)    Exhibits - None.

b)    Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP III


By:   /s/Joseph M. Jayson                       July 14, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       July 14, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  July 14, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary