Form 10-Q
period 1997-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1997-08-19
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                               Commission File Number
June 30, 1997                                             0-13331


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
             (Exact Name of Registrant as specified in its Charter)

   Delaware                                             16-1234990
--------------------                         -----------------------------------
(State of Formation)                         (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1997, the issuer had 15,551 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------

                                      INDEX
                                      -----



                                                                     PAGE NO.
                                                                     --------
PART I:     FINANCIAL INFORMATION
-------     ---------------------

            Balance Sheets -
                  June 30, 1997 and December 31, 1996                   3

            Statements of Operations -
                  Three Months Ended June 30, 1997 and 1996             4

            Statements of Operations -
                  Six Months Ended June 30, 1997 and 1996               5

            Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and 1996               6

            Statements of Partners' (Deficit) Capital -
                  Six Months Ended June 30, 1997 and 1996               7

            Notes to Financial Statements                             8 - 19


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------    FINANCIAL CONDITION AND RESULTS OF
            ----------------------------------
            OPERATIONS                                               20 - 21
            ----------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                          June 30,      December 31,
                                                            1997           1996
                                                            ----           ----
ASSETS

Property, at cost:
     Land                                              $    935,000    $    935,000
     Buildings and improvements                          10,032,459      10,032,459
     Furniture and fixtures                               1,481,974       1,481,974
                                                       ------------    ------------
                                                         12,449,433      12,449,433
     Less accumulated depreciation                        5,882,255       5,837,777
                                                       ------------    ------------
          Property, net                                   6,567,178       6,611,656

Investment in joint venture                                    --            25,156

Cash                                                      1,506,527       1,811,962
Cash - security deposits                                      5,335          56,086
Escrow deposits                                             717,970         267,943
Accounts receivable, net of allowance for doubtful
     accounts of $643,646 and $584,097, respectively          3,587              69
Mortgage costs, net of accumulated amortization
     of $109,763 and $215,272                               265,015          18,421
Other assets                                                 84,611          77,928
                                                       ------------    ------------

           Total Assets                                $  9,150,223    $  8,869,221
                                                       ============    ============


LIABILITIES AND PARTNERS' (DEFICIT)

Liabilities:
     Mortgages payable                                 $  6,772,701    $  5,431,000
     Accounts payable and accrued expenses                  459,813         713,233
     Accounts payable - affiliates                           83,697         208,156
     Accrued interest                                       155,008         100,327
     Security deposits and prepaid rents                    262,377         289,671
                                                       ------------    ------------
           Total Liabilities                              7,733,596       6,742,387
                                                       ------------    ------------

Deficit investment in joint venture                          30,323            --
                                                       ------------    ------------

Partners' (Deficit) Capital:
     General partners                                      (221,884)       (199,668)
     Limited partners                                     1,608,188       2,326,502
                                                       ------------    ------------
          Total Partners' (Deficit)                       1,386,304       2,126,834
                                                       ------------    ------------

          Total Liabilities and Partners' (Deficit)    $  9,150,223    $  8,869,221
                                                       ============    ============



                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                     Three Months   Three Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                        1997           1996
                                                        ----           ----
Income:
     Rental                                          $   692,647    $ 1,019,899
     Interest and other income                            48,094         43,687
                                                     -----------    -----------
     Total income                                        740,741      1,063,586
                                                     -----------    -----------

Expenses:
     Property operations                                 242,686        594,105
     Interest:
          Paid to affiliates                              11,595         37,241
          Other                                          722,450        192,180
     Depreciation and amortization                        21,507        185,774
     Administrative:
          Paid to affiliates                              88,153         75,729
          Other                                           69,280        137,019
                                                     -----------    -----------
     Total expenses                                    1,155,671      1,222,048
                                                     -----------    -----------

Loss before allocated loss from joint venture           (414,930)      (158,462)

Allocated loss from joint venture                        (16,428)       (16,097)
                                                     -----------    -----------

Net loss                                             $  (431,358)   $  (174,559)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (26.91)   $    (10.89)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          15,551         15,551
                                                     ===========    ===========






                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                     Six Months      Six Months
                                                        Ended          Ended
                                                      June 30,        June 30,
                                                        1997            1996
                                                        ----            ----

Income:
     Rental                                          $ 1,416,594    $ 2,055,648
     Interest and other income                           111,209        138,490
                                                     -----------    -----------
     Total income                                      1,527,803      2,194,138
                                                     -----------    -----------

Expenses:
     Property operations                                 829,669      1,205,978
     Interest:
          Paid to affiliates                              38,005         72,828
          Other                                          964,419        564,730
     Depreciation and amortization                        47,611        372,676
     Administrative:
          Paid to affiliates                             162,094        145,110
          Other                                          171,056        259,100
                                                     -----------    -----------
     Total expenses                                    2,212,854      2,620,422
                                                     -----------    -----------

Loss before allocated loss from joint venture           (685,051)      (426,284)

Allocated loss from joint venture                        (55,479)       (19,622)
                                                     -----------    -----------

Net loss                                             $  (740,530)   $  (445,906)
                                                     ===========    ===========

Loss per limited partnership unit                    $    (46.19)   $    (27.81)
                                                     ===========    ===========

Distributions per limited partnership unit           $      --      $      --
                                                     ===========    ===========

Weighted average number of
     limited partnership units
     outstanding                                          15,551         15,551
                                                     ===========    ===========




                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                       Six Months    Six Months
                                                         Ended        Ended
                                                        June 30,      June 30,
                                                          1997          1996
                                                          ----          ----
Cash flow from operating activities:
     Net loss                                         $  (740,530)  $  (445,906)

Adjustments to  reconcile  net loss to net cash
 (used in) provided by operating activities:
     Depreciation and amortization                         47,611       372,676
     Loss from joint venture                               55,479        19,622
Changes in operating assets and liabilities:
     Cash - security deposits                              50,751          (811)
     Escrow deposits                                     (450,027)         --
     Accounts receivable                                   (3,518)       12,765
     Other assets                                          (6,683)     (130,293)
     Accounts payable and accrued expenses               (253,420)      194,966
     Accrued interest                                      54,681         6,191
     Security deposits and prepaid rent                   (27,294)       44,344
                                                      -----------   -----------
Net cash (used in) provided by operating activities    (1,272,950)       73,554
                                                      -----------   -----------
Cash flow from investing activities:
     Capital expenditures                                    --           5,975
     Distributions from joint venture                        --            --
                                                      -----------   -----------
Net cash provided by investing activities                    --           5,975
                                                      -----------   -----------
Cash flows from financing activities:
     Cash overdraft                                          --         104,378
     Accounts payable - affiliates                       (124,459)      (75,759)
     Principal payments on mortgages and notes           (101,236)     (108,148)
     Proceeds from mortgage refinancing                 1,331,162          --
     Mortgage costs                                      (137,952)         --
                                                      -----------   -----------
Net cash (used in) provided by financing activities       967,515       (79,529)
                                                      -----------   -----------

Increase (decrease) in cash                              (305,435)         --

Cash - beginning of period                              1,811,962          --
                                                      -----------   -----------

Cash - end of period                                  $ 1,506,527   $      --
                                                      ===========   ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                           $   909,738   $   558,539
                                                      ===========   ===========

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


                                     General              Limited Partners
                                     Partners            --------------------
                                      Amount             Units         Amount
                                      ------             -----         ------

Balance, January 1, 1996           $  (427,399)          15,551     $   123,243

Net loss                               (13,377)            --          (432,529)
                                   -----------      -----------     -----------

Balance, June 30, 1996             $  (440,776)          15,551     $  (309,286)
                                   ===========      ===========     ===========


Balance, January 1, 1997           $  (199,668)          15,551     $ 2,326,502

Net loss                               (22,216)            --          (718,314)
                                   -----------      -----------     -----------

Balance, June 30, 1997             $  (221,884)          15,551     $ 1,608,188
                                   ===========      ===========     ===========






















                        See notes to financial statements

                         INDUCON JOINT VENTURE - AMHERST
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                            June 30,      December 31,
                                                              1997           1996
                                                              ----           ----
ASSETS

Property, at cost:
     Land                                                 $   177,709    $   177,709
     Land improvements                                        246,232        246,232
     Buildings and improvements                             3,080,843      3,074,733
     Equipment                                                  8,466          8,466
     Furniture and fixtures                                     2,101          2,101
                                                          -----------    -----------
                                                            3,515,351      3,509,241
     Less accumulated depreciation                          1,272,371      1,205,207
                                                          -----------    -----------
          Property, net                                     2,242,980      2,304,034

Deferred debt expense, net of accumulated
     amortization of $4,540 and $293,490, respectively        122,575         23,315
Other assets                                                   89,630         41,665
                                                          -----------    -----------

                 Total Assets                             $ 2,455,185    $ 2,369,014
                                                          ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                       $   554,713    $    34,817
     Bonds payable                                               --        1,849,245
     Mortgage payable                                       1,871,873        260,450
     Accounts payable and accrued expenses                     43,988        128,072
     Accounts payable - affiliates                              9,820         63,240
                                                          -----------    -----------
                 Total Liabilities                          2,480,394      2,335,824
                                                          -----------    -----------

Partners' Capital:
     The Partnership                                          (30,323)        25,156
     Other joint venturer                                       5,114          8,034
                                                          -----------    -----------
                Total Partners' Capital                       (25,209)        33,190
                                                          -----------    -----------

                Total Liabilities and Partners' Capital   $ 2,455,185    $ 2,369,014
                                                          ===========    ===========

                         INDUCON JOINT VENTURE - AMHERST
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996

                                                     Six Months      Six Months
                                                       Ended            Ended
                                                      June 30,         June 30,
                                                        1997             1996
                                                        ----             ----

Income:
     Rental                                          $ 240,069        $ 223,580
     Interest and other income                           4,192            4,942
                                                     ---------        ---------
     Total income                                      244,261          228,522
                                                     ---------        ---------

Expenses:
     Property operations                                92,823           49,415
     Interest                                           85,864           93,497
     Depreciation and amortization                      75,347           85,034
     Administrative                                     48,626           21,230
                                                     ---------        ---------
     Total expenses                                    302,660          249,176
                                                     ---------        ---------

Net loss                                             $ (58,399)       $ (20,654)
                                                     =========        =========


Allocation of net loss:

     The Partnership                                 $ (55,479)       $ (19,621)
     Other Joint Venturer                               (2,920)          (1,033)
                                                     ---------        ---------

                                                     $ (58,399)       $ (20,654)
                                                     =========        =========


A reconciliation of the Partnership's investment in the joint venture for the six month periods ended June 30, 1997 and 1996 is as follows:

                                                       1997             1996
                                                       ----             ----

Investment in joint venture - beginning of period    $ 167,321        $ 167,321
Allocated loss                                         (55,479)         (19,621)
                                                     ---------        ---------

Investment in joint venture - end of period          $ 111,842        $ 147,700
                                                     =========        =========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)


1.   GENERAL PARTNER'S DISCLOSURE
     ----------------------------

     In the opinion of the General Partners of Realmark Property Investors Limited Partnership III, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

     ----------------------------------------------------------

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

                         INDUCON JOINT VENTURE - AMHERST
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                            June 30,      December 31,
                                                              1997           1996
                                                              ----           ----
ASSETS

Property, at cost:
     Land                                                 $   177,709    $   177,709
     Land improvements                                        246,232        246,232
     Buildings and improvements                             3,080,843      3,074,733
     Equipment                                                  8,466          8,466
     Furniture and fixtures                                     2,101          2,101
                                                          -----------    -----------
                                                            3,515,351      3,509,241
     Less accumulated depreciation                          1,272,371      1,205,207
                                                          -----------    -----------
          Property, net                                     2,242,980      2,304,034

Deferred debt expense, net of accumulated
     amortization of $4,540 and $293,490, respectively        122,575         23,315
Other assets                                                   89,630         41,665
                                                          -----------    -----------

                 Total Assets                             $ 2,455,185    $ 2,369,014
                                                          ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Cash overdraft                                       $   554,713    $    34,817
     Bonds payable                                               --        1,849,245
     Mortgage payable                                       1,871,873        260,450
     Accounts payable and accrued expenses                     43,988        128,072
     Accounts payable - affiliates                              9,820         63,240
                                                          -----------    -----------
                 Total Liabilities                          2,480,394      2,335,824
                                                          -----------    -----------

Partners' Capital:
     The Partnership                                          (30,323)        25,156
     Other joint venturer                                       5,114          8,034
                                                          -----------    -----------
                Total Partners' Capital                       (25,209)        33,190
                                                          -----------    -----------

                Total Liabilities and Partners' Capital   $ 2,455,185    $ 2,369,014
                                                          ===========    ===========

                         INDUCON JOINT VENTURE - AMHERST
                            STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1997 and 1996

                                                     Six Months      Six Months
                                                       Ended            Ended
                                                      June 30,         June 30,
                                                        1997             1996
                                                        ----             ----

Income:
     Rental                                          $ 240,069        $ 223,580
     Interest and other income                           4,192            4,942
                                                     ---------        ---------
     Total income                                      244,261          228,522
                                                     ---------        ---------

Expenses:
     Property operations                                92,823           49,415
     Interest                                           85,864           93,497
     Depreciation and amortization                      75,347           85,034
     Administrative                                     48,626           21,230
                                                     ---------        ---------
     Total expenses                                    302,660          249,176
                                                     ---------        ---------

Net loss                                             $ (58,399)       $ (20,654)
                                                     =========        =========


Allocation of net loss:

     The Partnership                                 $ (55,479)       $ (19,621)
     Other Joint Venturer                               (2,920)          (1,033)
                                                     ---------        ---------

                                                     $ (58,399)       $ (20,654)
                                                     =========        =========


A reconciliation of the Partnership's investment in the joint venture for the six month periods ended June 30, 1997 and 1996 is as follows:

                                                       1997             1996
                                                       ----             ----

Investment in joint venture - beginning of period    $ 167,321        $ 167,321
Allocated loss                                         (55,479)         (19,621)
                                                     ---------        ---------

Investment in joint venture - end of period          $ 111,842        $ 147,700
                                                     =========        =========

6.   MORTGAGES AND NOTES PAYABLE
     ---------------------------

     Castle Dore
     -----------

     A mortgage with a balance of $2,550,000 at June 30, 1997, providing for monthly interest payments only, bearing interest at 9.1875%. The note matures June 1999.

     A mortgage of $0 and $,1556,102 at June 30, 1997 and 1996, respectively, bearing interest at 7.50%. The mortgage provides for annual principal and interest payments of $216,026 payable in equal monthly installments through September 1, 2014. The mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

     Williamsburg South
     ------------------

     A 12.85% mortgage which provides for annual principal and interest payments of $341,602 payable in equal monthly installments through December 1999. The mortgage had a balance of $0 and $2,412,875 at June 30, 1997 and 1996, respectively. This property was sold in December of 1996 and the outstanding balance of the mortgage was paid in full.

     Perrymont
     ---------

     A mortgage which provides for interest rates and monthly installments through December 1998 as follows:

             Year            Rate         Payment
             ----            ----         -------

             1996 - 1998     7.875%       $   9,660  (Principal and interest)

     The outstanding balance at June 30, 1997 and 1996 respectively was $1,259,701 and $1,265,185. Currently payments are not being made on this mortgage.

     Pleasant Run
     ------------

     A 10% mortgage with a balance of $0 and $2,211,259 at June 30, 1997 and 1996, respectively providing for annual principal and interest payments of $245,349 payable in equal monthly installments, with the remaining balance due August 1, 1998. This property was sold in December of 1996 and the outstanding balance of the mortgage was paid in full.

     ---------------------------------------

     Ambassador Towers (formerly Cedar Ridge)
     ----------------------------------------

     A mortgage with a balance of $2,963,000 at June 30, 1997, providing for monthly interest payments only for the first two years of the mortgage at a rate of 8.275%. Principal payments will begin in the third year of the mortgage. The note matures February 2004.

     A mortgage with a balance of $0 and $494,542 at June 30, 1997 and 1996, respectively, bearing interest at 7.75%. The mortgage provides for monthly principal and interest payments of $8,980 through April 1, 2002. The mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

     A mortgage with a balance of $ 0 and $1,232,902 at June 30, 1997 and 1996, respectively, bearing interest at 8.75%. The mortgage provides for monthly principal and interest payments of $20,455 through October 1, 2003. The mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

     A mortgage with a balance of $0 and $995,235 at June 30, 1997 and 1996, respectively which provides for interest payments at prime rate plus 2% (10.25% at June 30, 1996). The mortgage was originally due in September 1994, but in September 1995 the General Partner negotiated an extension until May 1996. The mortgage was fully paid off in May of 1997 when the mortgage was refinanced.

     The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

             Year                         Amount

             1997                         $   1,259,701
             1998                                  -
             1999                             2,631,284
             2000                                94,603
             2001                                91,498
             Thereafter                       2,695,615
                                          -------------

             TOTAL                        $   6,772,701
                                          =============

7.   RELATED PARTY TRANSACTIONS
     --------------------------

     Management fees for the management of Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $78,802 and $112,800 for the six months ended June 30, 1997 and 1996, respectively.

     According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1997 and 1996.

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

     Accounts payable - affiliates amounted to $83,697 and $1,182,484 at June 30, 1997 and 1996, respectively. The payable represents fees due to the general partner or to affiliates of the general partner. Interest charged on amounts due affiliates totaled $38,005 for the six month period ended June 30, 1997.

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

     Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $7,020 for the six months ended June 30, 1997 and 1996.

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

     The reconciliation of net loss for the six month periods ended June 30, 1997 and 1996 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                  June 30,        June 30,
                                                    1997             1996
                                                    ----             ----

      Net loss -
           Statement of operations              $  (740,530)      $ (445,906)
      (Add to)  deduct from:
           Difference in depreciation              ( 50,000)        (  42,882)
           Difference in amortization                32,862            32,862
           Non-deductible expenses                  124,000           125,792
           Difference in loss of joint venture       17,000             3,224
                                                -----------        ----------

      Net loss for tax purposes                 $  (616,668)       $  (326,910)
                                                ===========        ===========

     ------------------------

     The reconciliation of partner's (deficit) capital at June 30, 1997 and December 31, 1996 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                       June 30,       December 31,
                                         1997                       1996

      Partner's Capital -
       balance sheet                            $  1,386,304     $  2,126,834
       Add to (deduct from):
            Accumulated difference in
            depreciation                          (4,284,796)      (4,234,796)
            Accumulated difference in
            amortization                             110,280           77,418
            Syndication fees and selling
            expenses                               1,842,060        1,842,060
            Gain on sale of property                 149,545          149,545
            Other non-deductible expenses            684,087          560,087
            Difference in book and tax
            depreciable cost basis                   915,085          915,085
            Difference in book and tax
            basis of investments                    (692,573)        (709,573)
            Other                                   ( 69,286)        ( 69,286)
                                                ------------     ------------

      Partner's Capital (Deficit) -
       tax return                               $     40,706     $ (2,283,190)
                                                ============     ============

PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

Liquidity and Capital Resources
-------------------------------

Although the Partnership showed a significant cash shortfall for the first six months of 1997, the shortfall was primarily due to replacement and repair escrow accounts which were set up as a result of the refinancing of two properties in the Partnership. These accounts will be used to fund necessary capital improvement work at the properties. Management is optimistic that expenses will decrease as continued control is being exercised over expenditures; with more control over spending now in place, management is focusing on ways to increase operating revenue through means such as offering rental concessions to increase occupancies.

The Partnership successfully refinanced two mortgages thus far during 1997. This resulted in lower debt service payments and reduced interest rates. Management believes that the effect of the refinancings will be increased cash flow.

There were no distributions for the six month periods ended June 30, 1997 and 1996. The Partnership is currently using the cash generated from operations and the sales which took place in 1996 to complete necessary capital improvements and maintenance at the remaining properties in the Partnership. The General Partner hopes to resume distributions in the near future.

Results of Operations:
----------------------

For the quarter ended June 30, 1997, the Partnership's net loss was $431,358 or $26.91 per limited partnership unit. Net loss for the quarter ended June 30, 1996 amounted to $174,559 or $10.89 per unit. For the six month period ended June 30, 1997, the net loss was $740,530 or $46.19 per limited partnership unit as compared to $445,906 or $27.81 per limited partnership unit for the six month period ended June 30, 1996.

Partnership revenue for the quarter ended June 30, 1997 totaled $740,741, a decrease of approximately $323,000 from the 1996 amount of $1,063,586. Total rental revenue dropped over $327,000, which makes up all of the decrease in total revenue. The majority of the decrease can be attributed to the sales of Williamsburg South Apartments and Pleasant Run Farms Apartments in December 1996 (i.e., there are two less complexes in the Partnership from which revenue is generated). Although occupancy levels at Ambassador Towers (formerly Cedar Ridge) continue to climb during 1997, continued vacancies at Perrymont Office Building have hurt the Partnership financially. Management has hired a new manager to oversee the leasing of Perrymont with the hope that the vacant space will be occupied and revenue producing by the end of 1997.

-----------------------------------

For the quarter ended June 30, 1997, Partnership expenses amounted to $1,155,671, decreasing just over $66,000 from the same 1996 quarter amount. For the six month period ended June 30, 1997, Partnership expenses decreased by over $407,000 from the same period in 1996. Once again, a large portion of the decrease can be attributed to the sale of both Williamsburg South Apartments and Pleasant Run Farms Apartments in December 1996. Additionally, Castle Dore Apartments saw slight decreases in payroll and related expenses, repairs and maintenance and contracted service expenses (resulting from an increased amount of maintenance work being performed by in-house/on-site personnel). Castle Dore also saw increased utility costs, primarily gas and electric. Administrative costs for Castle Dore remained virtually unchanged from those incurred during the same six month period in 1996. Ambassador Towers also benefited from a decrease of almost $11,000 in payroll and related expenses and an almost $10,000 decrease in contracted service costs. Ambassador Towers did, however, see an increase in its repairs and maintenance expenditures resulting from improvements, such as new carpeting, fresh paint and new appliances being completed through much of the property. Few significant changes in expenses were noted at the Perrymont Office Building between the six month periods ended June 30, 1997 and 1996; slight decreases were found in both contracted service costs and utility expenses.

Inducon Joint Venture - Amherst generated a net loss of $58,399 for the six month period ended June 30, 1997 with $55,479 of the loss allocated to the Partnership. For the six months ended June 30, 1996, the Joint Venture loss was $20,654.

On a tax basis, the partnership had a loss of $616,668 or $38.46 per limited partner unit for the six month period ended June 30, 1997 versus a tax loss of $326,910 or $20.39 per unit for the six month period ended June 30, 1996.

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


By:   /s/Joseph M. Jayson                       August 18, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   REALMARK PROPERTIES, INC.
      Corporate General Partner

      /s/Joseph M. Jayson                       August 18, 1997
      ------------------------------            ------------------------
      Joseph M. Jayson,                         Date
      President and Director



      /s/Michael J. Colmerauer                  August 18, 1997
      ------------------------------            ------------------------
      Michael J. Colmerauer                     Date
      Secretary