Form 10-K
period 1997-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1998-04-16
CIK 733591

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

        (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the Fiscal Year Ended December 31, 1997

        (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE
               REQUIRED)

                         Commission File Number 0-13331

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
             (Exact Name of Registrant as specified in its Charter)

       Delaware                               16-1234990
     -------------                           -----------
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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.(X)

                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 13 for a list of all documents incorporated by reference

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

        In December 1997, the Partnership sold the Castle Dore Apartments, a 190 unit apartment complex located in Indianapolis, IN. The Castle Dore Apartments were purchased in February 1985. The sale of the property generated a gain for financial statement purposes of $3,095,376 for the period ended December 31, 1997.

        As of December 31, 1997, the Partnership owned one (1) apartment complex with 280 units and two office buildings with 124,960 total square feet of rentable space. Each of the complexes is managed for the Partnership by Realmark Corporation, an affiliate of the General Partners.

        Occupancy for each complex as of December 31, 1997, 1996 and 1995 was as follows:

                                                   1997        1996     1995
                                                   ----        ----     ----
Castle Dore                                           -         96 %     96 %
Williamsburg South                                    -           -      97 %
Pleasant Run                                          -           -      90 %
Ambassador Towers (formerly Cedar Ridge)            80 %        90 %     85 %
Perrymont                                           68 %        63 %     65 %
Inducon Amherst                                     91 %          -        -

ITEM 1:  BUSINESS (Con't.)

        For financial statement purposes, the operations of the Partnership's properties are consolidated. The following chart lists the percentage of total Partnership revenue generated by each complex for the year indicated:

                                                   1997      1996       1995
                                                   ----      ----       ----
Castle Dore                                         35 %      24 %       24 %
Williamsburg South                                    -       24 %       21 %
Pleasant Run                                          -       15 %       16 %
Ambassador Towers (formerly Cedar Ridge)            51 %      32 %       33 %
Perrymont                                           11 %       5 %        6 %
Inducon Amherst                                      3 %        -          -

        The business of the Partnership is not seasonal. As of December 31, 1997, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1997 were employees of the Corporate General Partner or its affiliates.


ITEM 2: PROPERTIES

Following is a listing of properties and joint ventures owned by the Partnership at December 31, 1997:



     Name
and Location                        General Character of Property                            Purchase Date
-------------                       -----------------------------                            -------------
Ambassador Towers                   Apartment complex; 6 buildings on                      December 1985
(formerly Cedar                     11.6 acres; 280 units. The outstanding
Ridge Apts.)                        mortgage balance at December 31, 1997
Monroeville, PA                     was $3,095,284. The mortgage calls for
                                    payments of interest only at a variable rate
                                    through August 1998 and monthly installments
                                    of principal and interest thereafter through
                                    maturity at February 2004.

Perrymont Office Bldg.              Office building; one building on 2.3                     August 1985
McCandless, PA                      acres; 40,000 square feet. The outstanding
                                    mortgage balance at December 31, 1997 was
                                    $1,259,701. The mortgage provides for
                                    monthly payments of $10,187, including
                                    interest at 8.5%. The mortgage is scheduled
                                    to mature January 1999. As of December 31,
                                    1997, the property was in default of its
                                    mortgage and was assigned a receiver by the
                                    lender.




ITEM 2: PROPERTIES (Con't.)

     Name
and Location                        General Character of Property                            Purchase Date
------------                        -----------------------------                            -------------
Inducon Amherst                     Four office/warehouse buildings on                       June 1985
Amherst, NY                         4 acres with approximately 84,960
                                    square feet of rentable space. The
                                    outstanding mortgage balance at December 31,
                                    1997 was $1,861,778. The mortgage requires
                                    monthly payments of principal and interest
                                    of $15,250 at a rate of 8.62%. The mortgage
                                    matures March 2022.



ITEM 3: LEGAL PROCEEDINGS

        The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings.



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS.

               None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED
               PARTNERSHIP INTEREST.

        There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

        There were no distributions during the years ended December 31, 1997, 1996 and 1995. The Partnership does not anticipate resuming distributions until it is able to generate sufficient excess cash flow.

        As of December 31, 1997, there were 1,954 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA

              Realmark Properties Investors Limited Partnership-III


                                    Year Ended           Year Ended          Year Ended          Year Ended          Year Ended
                                   Dec. 31, 1997        Dec. 31, 1996       Dec. 31, 1995       Dec. 31, 1994       Dec. 31, 1993
                                 -----------------    -----------------   -----------------   -----------------   -----------------
Total assets                         $ 10,757,121          $ 8,869,221        $ 12,403,691        $ 13,195,397        $ 13,757,093
                                 =================    =================   =================   =================   =================

Notes payable and
  long-term obligations               $ 6,216,763          $ 5,431,000        $ 10,276,248        $ 10,492,540        $ 10,408,867
                                 =================    =================   =================   =================   =================

Revenue                               $ 3,115,179          $ 4,429,043         $ 4,632,199         $ 4,505,896         $ 4,642,864

Expenses                                4,196,309            5,357,211           5,931,484           5,549,133           5,586,582

Loss from
  joint venture                          (213,416)            (142,165)            (93,698)           (164,510)            (69,136)
                                 -----------------    -----------------   -----------------   -----------------   -----------------

Loss from
  operations                           (1,294,546)          (1,070,333)         (1,392,983)         (1,207,747)         (1,012,854)

Gain on sale of property                3,095,376            3,501,323            -                   -                   -
                                 -----------------    -----------------   -----------------   -----------------   -----------------

Net income (loss)                     $ 1,800,830          $ 2,430,990        $ (1,392,983)       $ (1,207,747)       $ (1,012,854)
                                 =================    =================   =================   =================   =================

Net cash (used in)
  provided by operating
  activities                           $ (749,357)          $ (275,818)         $ (229,343)         $ (406,562)         $ (169,323)

Proceeds from mortgage
  receivable                                    -                    -                   -                   -           2,400,000

Proceeds from refinancing               5,813,000                    -                   -           2,250,000                   -

Principal payments upon
  refinancing                          (4,803,977)                   -                   -          (1,987,220)                  -

Principal payments upon
  sale                                 (2,240,764)          (4,592,357)                  -                   -                   -

Principal payments on
  long-term debt                         (554,380)            (313,548)           (282,015)           (243,096)         (2,317,436)
                                 -----------------    -----------------   -----------------   -----------------   -----------------

Net cash (used in) provided
  by operating activities
  less principal payments            $ (2,535,478)        $ (5,181,723)         $ (511,358)         $ (386,878)          $ (86,759)
                                 =================    =================   =================   =================   =================

Income (loss) per limited
  partnership unit                        $ 105.38             $ 141.68            $ (86.89)           $ (75.33)           $ (63.18)
                                 =================    =================   =================   =================   =================

Distributions per limited
  partnership unit                $        -           $        -          $        -          $          4.33     $          4.33
                                 =================    =================   =================   =================   =================

Weighted average number
  of Limited Partnership
  units outstanding                        15,551               15,551              15,551              15,551              15,551
                                 =================    =================   =================   =================   =================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        The Partnership has been able, due to the sales of the three properties in the last two years, to maintain sufficient cash to enable it to not only fund current operations, but also to provide for future capital improvements. The Partnership made no distributions during 1997. Management hopes to make distributions in the coming year once the capital improvement work scheduled at the properties is either completed or the full costs may be measured. In the beginning of April 1998, management paid off the entire principal balance on the Perrymont Building. This mortgage was in default and the lender was threatening to begin foreclosure procedures. As a result of the payoff of the outstanding mortgage, the lender gave the Partnership a sizable discount on the mortgage. A gain will be recognized in 1998 due to this extinguishment of debt.

        Management was successful in negotiating the sale of Castle Dore Apartments, which closed in late 1997. Castle Dore sold on December 11, 1997 for a price of $5,160,000. After considering the expenses associated with the sale of approximately $174,000, the Partnership recognized a gain of $3,095,376 from such sale. This sale was felt to be in the best interests of the Limited Partners.

        Ambassador Towers Apartment complex came under contract for sale during 1997. The sale was subject to a number of contingencies and was cancelable at any time by the buyer. During 1997, the contract for sale of Ambassador Towers expired. In January of 1998, a contract for the sale of the Perrymont Office Building was signed. The contract had a sales price of $1,750,000. The contract was soon after canceled by the potential buyer. The General Partners feel, however, that the sales of these properties is in the best interest of the Limited Partners, so management continues to look for potential buyers through heavy marketing in trade journals, newspapers, etc.

        During November of 1997, the Partnership acquired the remaining interest in Inducon Amherst Office/Warehouse complex. Prior to this time, the Partnership had a 50% interest in this commercial property. The property began to be consolidated in the Partnership's financial statements in November 1997. The property's financial statements are presented for informational purposes in Note 6 to these financial statements.

        The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues.

        The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has confirmed with its software providers that all software currently in use is either "2000 compliant" or will be with little adaptation and at no significant cost.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)

Results of Operations:

        For the year ended December 31, 1997, the Partnership earned net income of $1,800,830 or $105.38 per limited partnership unit. The income is a result of the previously detailed sale of Castle Dore Apartments located in Louisville, Kentucky. The Partnership had a net loss before the gain recognized upon the sale of $1,294,546. This compares to the years ended December 31, 1996 when the Partnership had net income of $2,430,990 (again, the net income was the result of the sale of properties) or $141.68 per limited partnership unit and 1995 when the loss incurred totaled $1,392,983 or $86.89 per limited partnership unit.

        Partnership revenues for the year ended December 31, 1997 totaled $3,115,179, consisting of rental income of $2,828,947 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $286,232. The decrease in rental revenue from that of the two previous years may be attributed to several factors: 1) in both 1995 and 1996, the Partnership owned two more residential apartment complexes which were reporting income; 2) the low occupancy levels throughout much of the year at Ambassador Towers; and
3) the recurrent struggle with low occupancy at Perrymont. Rental revenues in the year ended December 31, 1996 amounted to $4,004,140 and in the year ended December 31, 1995 totaled $4,336,896. There was a considerable increase in other income during the year ended December 31, 1996, in part due to real estate tax refunds received for tax appeals at Ambassador Towers. Increasing occupancy, as well as decreasing delinquencies, remains the major focus of management.

        Partnership expenses for the year ended December 31, 1997 totaled $4,196,309, a significant decrease from the expenses for the years ended December 31, 1996 and 1995 which were $5,357,211 and $5,931,484, respectively. Again, the Partnership has two less properties contributing to the total expenses for 1997 as compared to 1995 and 1996. The most prominent decrease can be seen in property operations. There was a decrease of approximately $721,010 between the years ended December 31, 1997 and 1996. This is mostly attributable to the sale of the two properties during 1996. Management has continued to exercise strict cost controlling factors over operations related expenses. Interest expense paid to other than affiliates increased over $161,000 due to the unamortized discount on the Castle Dore mortgage being written off upon the refinancing of the mortgage on the property. Administrative expenses, other than those paid to affiliates, totaled $229,622 for 1997; this is a decrease of almost $209,000 as compared to the year ended December 31, 1996 when they totaled $438,560. Again, the decrease is primarily due to the sale of the two properties at the end of 1996. The decrease in administrative expenses paid to affiliates is similarly the result of the sale of the properties.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)

Results of Operations (Con't.):

        Inducon Amherst generated a net loss of $167,379 for the year ended December 31, 1997 as compared to the loss which resulted in the years ended December 31, 1996 and 1995 of $149,647 and $98,629, respectively. In November 1997, the Partnership acquired an additional 50% interest in Inducon Amherst through a buyout of the other joint venturer. At December 31, 1997, the Partnership owned 100% of the property. For the year ended December 31, 1997, the loss from Inducon Amherst was allocated $158,128 to the Partnership and $9,251 to the other venturer who existed up until November of 1997. The loss incurred in both 1996 and 1995 was allocated in accordance with the joint venture agreement; 95% of the losses were passed through to the Partnership and the remaining 5% was allocated to other joint venture partner.

        For the year ended December 31, 1997, the tax basis income was $2,135,244 or $133.19 per limited partnership unit compared to a tax basis income of $2,940,564 or $183.42 per unit for the year ended December 31, 1996 and a tax loss of $1,154,994 or $72.04 per limited partnership unit for the year ended December 31, 1995. The gain for tax purposes resulting from the sale of Castle Dore Apartments totaled $4,003,583. The gain reported in 1996 from the sale of Williamsburg South and Pleasant Run for tax purposes amounted to $4,467,961.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Listed under Item 14 of the report.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT.

        The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1998, are listed below. Each director is subject to election on an annual basis.



                                    Title of All Positions                  Year First
Name                                Held With the Company              Elected Director
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

        The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

        Joseph M. Jayson, age 59, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies:
Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-General Partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson is a member of the Investment Advisory Board of the Corporate General Partner. Mr. Jayson has been engaged in real estate business for the last 35 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 35 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways in forming, over 30 real estate related limited partnerships. For the past sixteen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

        Judith P. Jayson, age 58, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 36 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

        Michael J. Colmerauer, 39, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 14 years.


ITEM 11: EXECUTIVE COMPENSATION.

        No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1997, 1996 and 1995 nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor for the years ended December 31, 1997, 1996 and 1995.

        The following table sets forth for the years ended December 31, 1997, 1996 and 1995 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

        No person is known to the Partnership to own of record or beneficially more than five percent (5%) of the Units of Limited Partnership Interest of the Partnership. Excluding the General Partners' interest in the Partnership ($1,000 initial capital contribution), the General Partners as of December 31, 1997 owned no Units of Limited Partnership Interest.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

        (a)    Transactions with Management and Others.

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

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
         REPORTS ON FORM 8-K.


        (a) Financial Statements and Schedules.

            FINANCIAL STATEMENTS                                              PAGE
            (i)    Independent Auditors' Report                                14
            (ii)   Balance Sheets at December 31, 1997 and 1996                15
            (iii)  Statements of Operations for the years ended
                     December 31, 1997, 1996 and 1995                          16
            (iv)   Statements of Partners' Capital (Deficit) for the
                     years ended December 31, 1997, 1996 and 1995              17
            (v)    Statements of Cash Flows for the years ended
                     December 31, 1997, 1996 and 1995                          18
            (vi)   Notes to Financial Statements                             19 - 31

            FINANCIAL STATEMENT SCHEDULES

            (i)    Schedule II - Valuation and Qualifying Accounts              32
            (ii)   Schedule III - Real Estate and Accumulated Depreciation   33 - 34

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

        (b) Reports on Form 8-K.

               None

        (c)    Exhibits

4. Instruments defining the rights of security holder, including indentures

               (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed November 21, 1983, and subsequently amended incorporated herein by reference.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
         REPORTS ON FORM 8-K (Con't.)


10.     Material contracts

               (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

               (b) Partnership Agreement included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

               (c) Partnership sales agreements with unrelated third-parties included with the 1996 third quarter Form 10Q incorporated herein by reference.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

Assets                                                                     1997             1996
------                                                                     ----             -----
Property, at cost (including assets held for sale, see Note 3):
  Land                                                                $    777,709      $    935,000
  Buildings and improvements                                            10,649,818        10,032,459
  Furniture and fixtures                                                   959,752         1,481,974
                                                                      ------------      ------------
                                                                        12,387,279        12,449,433
  Less accumulated depreciation                                          5,544,716         5,837,777
                                                                      ------------      ------------
      Property, net                                                      6,842,563         6,611,656

Investment in joint venture                                                   --              25,156

Cash                                                                       857,649         1,811,962
Cash - security deposits                                                      --              56,086
Investments in mutual funds                                              2,507,650              --
Trade accounts receivable, net of allowance for doubtful accounts
  of $431,151 and $584,097 for 1997 and 1996, respectively                  35,942                69
Other assets                                                               513,317           364,292
                                                                      ------------      ------------

           Total Assets                                               $ 10,757,121      $  8,869,221
                                                                      ============      ============

Liabilities and Partners' (Deficit) Capital

Liabilities:
  Mortgages payable                                                   $  6,216,763      $  5,431,000
  Accounts payable and accrued expenses                                    192,702           713,233
  Accounts payable - affiliates                                             35,707           208,156
  Interest payable                                                         199,407           100,327
  Security deposits and prepaid rents                                      184,878           289,671
                                                                      ------------      ------------
           Total Liabilities                                             6,829,457         6,742,387
                                                                      ------------      ------------

Partners' (deficit) capital:
  General partners                                                         (37,625)         (199,668)
  Limited partners                                                       3,965,289         2,326,502
                                                                      ------------      ------------
           Total Partners' (Deficit) Capital                             3,927,664         2,126,834
                                                                      ------------      ------------
           Total Liabilities and Partners' (Deficit) Capital          $ 10,757,121      $  8,869,221
                                                                      ============      ============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                       1997            1996             1995
                                                       ----            ----             ----
Income:
  Rental                                           $ 2,828,947      $ 4,004,140      $ 4,336,896
  Interest and other                                   286,232          424,903          295,303
                                                   -----------      -----------      -----------
  Total income                                       3,115,179        4,429,043        4,632,199
                                                   -----------      -----------      -----------

Expenses:
  Property operations                                1,863,882        2,584,892        2,966,198
  Interest:
    Paid to affiliates                                  49,087          149,954          101,378
    Other                                            1,326,226        1,165,193        1,137,438
  Depreciation and amortization                        426,277          609,105          779,951
  Administrative:
    Paid to affiliates                                 301,215          409,507          510,410
    Other                                              229,622          438,560          436,109
                                                   -----------      -----------      -----------
  Total expenses                                     4,196,309        5,357,211        5,931,484
                                                   -----------      -----------      -----------

Loss before allocated loss from joint venture
  and gain on sale of properties                    (1,081,130)        (928,168)      (1,299,285)

Allocated loss from joint venture                     (213,416)        (142,165)         (93,698)

Gain on sale of properties                           3,095,376        3,501,323             --
                                                   -----------      -----------      -----------

Net income (loss)                                  $ 1,800,830      $ 2,430,990      $(1,392,983)
                                                   ===========      ===========      ===========

Income (loss) per limited partnership unit         $    105.38      $    141.68      $    (86.89)
                                                   ===========      ===========      ===========


Distributions per limited partnership unit         $      --        $      --        $      --
                                                   ===========      ===========      ===========

Weighted average number of limited partnership
  units outstanding                                     15,551           15,551           15,551
                                                   ===========      ===========      ===========


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                General
                                Partners              Limited Partners
                                 Amount             Units           Amount

Balance, January 1, 1995       $  (385,610)          15,551     $ 1,474,437

Net loss                           (41,789)            --        (1,351,194)
                               -----------      -----------     -----------

Balance, December 31, 1995        (427,399)          15,551         123,243

Net income                         227,731             --         2,203,259
                               -----------      -----------     -----------

Balance, December 31, 1996        (199,668)          15,551       2,326,502

Net income                         162,043             --         1,638,787
                               -----------      -----------     -----------

Balance, December 31, 1997     $   (37,625)          15,551     $ 3,965,289
                               ===========      ===========     ===========


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997             1996             1995
                                                               ----             ----             ----
Cash Flows from operating activities:
  Net income (loss)                                        $ 1,800,830      $ 2,430,990      $(1,392,983)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                              426,277          609,105          779,951
    Amortization of mortgage discounts                         706,399           60,657           65,723
    Loss from joint venture                                    213,416          142,165           93,698
  Gain on sale of properties                                (3,095,376)      (3,501,323)            --
  Changes in operating assets and liabilities:
    Cash - security deposits                                    56,086           (2,097)          (1,664)
    Trade accounts receivable                                  (35,873)          21,169           13,518
    Other assets                                              (116,369)          (3,280)          69,355
    Accounts payable and accrued expenses                     (673,389)         (64,743)         184,183
    Interest payable                                            85,233           11,459             (482)
    Security deposits and prepaid rents                       (116,591)          20,080           25,081
                                                           -----------      -----------      -----------
Net cash used in operating activities                         (749,357)        (275,818)        (163,620)
                                                           -----------      -----------      -----------

Cash flows from investing activities:
  Property acquisitions and additions                         (147,142)          (7,307)        (171,686)
  Proceeds from dispositions of properties                   4,986,608        8,088,000             --
  Buyout of investment in joint venture                        (55,000)            --               --
  Investments in mutual funds                               (2,507,650)            --               --
                                                           -----------      -----------      -----------
Net cash provided by (used in) investing activities          2,276,816        8,080,693         (171,686)
                                                           -----------      -----------      -----------

Cash flows from financing activities:
  (Decrease) increase in cash overdraft                           --            (36,921)          36,921
  (Decrease) increase in accounts payable - affiliates        (695,651)      (1,050,087)         571,866
  Proceeds from mortgage refinancing                         5,813,000             --               --
  Principal payments at mortgage refinancing                (4,803,977)            --               --
  Principal payments at sale of property                    (2,240,764)      (4,592,357)            --
  Principal payments on mortgages                             (554,380)        (313,548)        (282,015)
                                                           -----------      -----------      -----------
Net cash (used in) provided by financing activities         (2,481,772)      (5,992,913)         326,772
                                                           -----------      -----------      -----------

(Decrease) increase in cash                                   (954,313)       1,811,962           (8,534)

Cash - beginning of year                                     1,811,962             --              8,534
                                                           -----------      -----------      -----------

Cash - end of year                                         $   857,649      $ 1,811,962      $      --
                                                           ===========      ===========      ===========


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


1. FORMATION AND OPERATION OF PARTNERSHIP:

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

        (a) Use of Estimates

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):

        (b) Property and Depreciation

        Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Depreciation expense totaled $232,606, $449,241 and $732,342 for the years ended December 31, 1997, 1996 and
1995, respectively. For further discussion, see Footnote No. 3.

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

        (g)    Investments in Mutual Funds

        The investments in mutual funds are stated at fair value, which approximates cost, at December 31, 1997.

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

        In December 1997, the Partnership sold the Castle Dore Apartments for a sales price of $5,160,000, less related fees of approximately $174,000. The sales generated a total net gain of $3,095,376 for financial statement purposes. This property contributed revenues of $1,064,908 and incurred expenses totaling $1,612,066 during the year ended December 31, 1997.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


3.      ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't):

        As of December 31, 1996, the Partnership had entered into a plan to dispose of the property, plant and equipment of Castle Dore Apartments and Ambassador Towers. Castle Dore was sold in December 1997 (as noted above) and the contract on Ambassador expired during 1997.

        Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of, be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the properties are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1997 and 1996 totaled approximately $173,042 and $133,000, respectively.

4.      MORTGAGES PAYABLE:

        The Partnership has the following mortgages payable:

        Castle Dore

        A 7.5% U.S. Housing and Urban Development (HUD) guaranteed mortgage which provides for monthly principal and interest payments of $18,002 payable in equal monthly installments through February 1, 2010. The carrying amount of the mortgage was $0 and $1,536,666 at December 31, 1997 and 1996, respectively, reflecting an unamortized discount of $0 for 1997 and $579,685 for 1996. The discount is based on an imputed rate of 12.5% and is being amortized using the interest method over the remaining term of the mortgage. This mortgage was refinanced during 1997. This property was sold in December 1997 and the outstanding balance of the mortgage was paid in full.

        Perrymont

        A mortgage which provides for interest rates and monthly installments through December 1998 is as follows:

       Year                Rate             Payment

       1996                7.875 %         $   9,660   (Principal and interest)
   1997 - 1998               8.5 %         $  10,187   (Principal and interest)

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

        The outstanding balance was $1,259,701 at December 31, 1997 and 1996. The mortgage is scheduled to mature in January 1999. As of December 31, 1997, the property was in default of its mortgage and was assigned a receiver by the lender.

3.      MORTGAGES PAYABLE (Con't.):

               Ambassador Towers (formerly Cedar Ridge)

        A 7.75% mortgage which provided for annual principal and interest payments of $107,760 payable in equal monthly installments through April 1, 1998. The carrying amount of the mortgage of $467,891 at December 31, 1996 reflects an unamortized discount of $42,300. The discount was based on an imputed rate of 11% and was being amortized using the interest method over the remaining term of the mortgage.

        An 8.75% mortgage which provided for annual principal and interest payments of $245,460 payable in equal monthly installments through May 2004. The carrying amount of the mortgage of $1,177,329 at December 31, 1996 reflects an unamortized discount of $84,414. The discount was based on an imputed rate of 11% and was being amortized using the interest method over the remaining term of the mortgage.

        A mortgage with a balance of $989,413 at December 31, 1996. The mortgage called for principal and interest payments of $9,621 at a rate of 10.75% and was due November 1996.

        The previous three mortgages were refinanced in March 1997 with a variable rate mortgage for $3,263,000. This mortgage provides for payments of interest only through August 1998 and monthly installments of principal and interest thereafter through maturity at February 1, 2004. The interest rate is 8.275% during the first loan year and is to be adjusted at the beginning of the second and seventh loan years to a rate equal to 2.40% plus the weekly average yield on United States Treasury Securities, adjusted to a constant maturity of five years. The mortgage has a balance of $3,095,284 at December 31, 1997.


        Inducon Amherst

        A mortgage with a balance of $1,861,778 at December 31, 1997. The mortgage provides for monthly principal and interest payments of $15,250 at a rate of 8.62%. The remaining balance is due March 2022.

        The above mortgages are secured by the properties to which they relate.

        The aggregate maturities of mortgages and notes payable for each of the next five years and thereafter are as follows:

     Year                                           Amount

1998                                             $        76,172
1999                                                   1,332,694
2000                                                      98,990
2001                                                     107,698
2002                                                     117,172
Thereafter                                             4,484,037
                                                 ----------------

TOTAL                                            $     6,216,763
                                                 ================

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


5.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of accounts receivable, accounts payable, accrued expenses, deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

        Management has estimated that the fair value of the mortgage payable on Perrymont approximates its carrying value of $1,259,701 due to its short term nature. Such mortgage was paid off in full in March 1998. (See Note 12.)

        Management has estimated that the fair value of the mortgages payable on Ambassador Towers and Inducon Amherst approximate their carrying values of $3,095,284 and $1,861,778, respectively, as the mortgages were obtained in 1997.


6.      INVESTMENT IN JOINT VENTURE:

        In April 1985, the Partnership entered into an agreement and formed Inducon Joint Venture - Amherst (the Venture), for the primary purpose of constructing office/warehouse buildings in Erie County, New York, as income-producing property. The site is part of the Amherst Foreign Trade Zone. This is U.S. Customs Territory under Federal Supervision where foreign and domestic merchandise is brought for storage, manufacture, salvage, repair, exhibit, repacking, relabeling, and re-export. Under the terms of the Joint Venture Agreement, the Partnership supplied capital to acquire the land and undertake initial development, to the extent of $545,000 in Phase I and an additional $275,000 on Phase II.

        The Other Joint Venturer delivered or completed on behalf of the Joint Venture all plans, specifications, maps, surveys, accounting proformas for construction, initial leasing and operations, and cost estimates with respect to development.

        Ownership of the Joint Venture was divided equally between the Partnership and the Other Joint Venturer. The joint venture agreement provided that the Partnership was to be allocated 95% of any income received or loss incurred.

        In November 1997, the Partnership acquired the interest of Delhurst Corporation, the other joint venture partner, for $55,000. At December 31,1997, the Partnership owned 100% of the Inducon Amherst property. The results of the property's operations from January 1, 1997 through October 31, 1997 were allocated in accordance with the Joint Venture agreement. The property began to be consolidated into the Partnership's financial statements beginning November 1, 1997. Had the property been consolidated throughout 1997, it would have contributed an additional $335,820 in revenues and caused the Partnership to incur additional expenses of $483,734. A separate loss from the joint venture would not have been reported as the results of the joint venture would have been included in the revenues and expenses of the Partnership's financial statements.

        A summary of the assets, liabilities, and partners' capital of the Joint Venture as of December 31, 1997 and 1996 and the results of its operations for the years ended December 31, 1997, 1996 and 1995 are presented for informational purposes as follows:


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


6. INVESTMENT IN JOINT VENTURE (Con't.):


                          INDUCON JOINT VENTURE AMHERST
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


Assets                                                           1997             1996
------                                                           ----             ----
Land, at cost                                                 $   177,709      $   177,709
Land improvements                                                 262,257          246,232
Building                                                        3,090,727        3,074,733
Equipment                                                           8,466            8,466
Furniture and fixtures                                              2,101            2,101
                                                              -----------      -----------
                                                                3,541,260        3,509,241
Less accumulated depreciation                                   1,339,394        1,205,207
                                                              -----------      -----------
Property, net                                                   2,201,866        2,304,034

Cash and cash equivalents                                            --               --
Other assets                                                      128,377           41,665
Deferred debt expense, net of accumulated amortization of
  $18,294 and $293,490, respectively                              109,766           23,315
                                                              -----------      -----------

Total assets                                                  $ 2,440,009      $ 2,369,014
                                                              ===========      ===========

Liabilities and Partners' (Deficit) Capital

Liabilities:
  Cash overdraft                                              $   668,633      $    34,817
  Bonds payable                                                      --          1,849,245
  Mortgage payable                                              1,861,778          260,450
  Accounts payable and accrued expenses                            43,787          128,072
  Accounts payable affiliates                                        --             63,240
                                                              -----------      -----------
Total liabilities                                               2,574,198        2,335,824
                                                              -----------      -----------

Partners' (Deficit) Capital:
  The Partnership                                                (134,189)          25,156
  The Other Joint Venturer                                           --              8,034
                                                              -----------      -----------
Total Partners' (Deficit) Capital                                (134,189)          33,190
                                                              -----------      -----------

Total Liabilities and Partners' (Deficit) Capital             $ 2,440,009      $ 2,369,014
                                                              ===========      ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



6. INVESTMENT IN JOINT VENTURE (Con't.):


                          INDUCON JOINT VENTURE AMHERST
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                            1997           1996            1995
                                                            ----           ----            ----
Income:
  Rental                                                  $ 362,894      $ 444,649      $ 458,357
  Interest and other                                         73,930         23,696         11,391
                                                          ---------      ---------      ---------
  Total Income                                              436,824        468,345        469,748
                                                          ---------      ---------      ---------

Expenses:
  Property operations                                       179,074        148,652        164,069
  Interest
    Paid to affiliates                                        3,415          5,573           --
    Other                                                   181,659        208,744        183,104
  Depreciation and amortization                             155,755        191,839        187,248
  Administrative:
    Paid to affiliates                                       24,525         20,348         27,049
    Other                                                    59,775         42,836          6,907
                                                          ---------      ---------      ---------
  Total Expenses                                            604,203        617,992        568,377
                                                          ---------      ---------      ---------

Net loss                                                  $(167,379)     $(149,647)     $ (98,629)
                                                          =========      =========      =========


A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                             1997           1996           1995
                                                          ---------      ---------      ---------

Investment in joint venture at beginning of year          $  25,156      $ 167,321      $ 261,019
Allocation of net loss  (through October 31 for 1997)      (158,128)      (142,165)       (93,698)
Buyout of Delhurst                                           55,000           --             --
Adjustment to fair value                                    (55,288)          --             --
Consolidation to Partnership capital                        133,260           --             --
                                                          ---------      ---------      ---------

Investment in joint venture at end of year                $    --        $  25,156      $ 167,321
                                                          =========      =========      =========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


7.      PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS:

        According to the terms of the Partnership Agreement, the General Partners are entitled to receive a partnership management fee equal to 7% of net cash flow (as defined in the Partnership Agreement), 2% of which is subordinated to the Limited Partners having received an annual cash return equal to 7% of their average adjusted capital contributions. There were no such fees for the years ended December 31, 1997, 1996 or 1995.

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

        Management fees for the properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the properties to be paid as fees for administering the operations of the properties. These fees totaled $150,726, $217,095 and $227,134 for the years ended December 31, 1997, 1996 and 1995, respectively.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $8,640, $14,040 and $14,040 for the years ended December 31, 1997, 1996 and 1995.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


7.      PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS (Con't.):

        Pursuant to the terms of the partnership agreement, the Corporate General Partner charged the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses which include payroll, legal, rent, depreciation, printing, mailing, travel, and communication costs related to partnership accounting, partner communication and relations, property marketing, and refinancing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. Such charges totaled $141,849, $178,372 and $269,236 respectively.

        The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement), of which 2% is subordinated to the receipt by the Limited Partners of a non-cumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). The Corporate General Partner is paid its 5% Partnership Management Fee annually as cash flow allows. The 2% subordinated fee will not be paid or accrued until such time as the Limited Partners have received their 7% return and payment of the fee becomes probable. No fee was paid for the years ended December 31, 1997, 1996 and 1995.

        Accounts payable to affiliates amounted to $35,707 and $208,156 at December 31,1997 and 1996, respectively. The payables represent fees due and advances from the Corporate General partner or an affiliate of the Corporate General Partner. Interest charged on amounts due affiliates totaled $49,087, $149,954 and $101,378 for the years ended December 31, 1997, 1996 and 1995, and was calculated at a rate of 11% of the average balance. All amounts payable to affiliates are payable upon demand.


8.      LEASES:

        In connection with its commercial property, the partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years under noncancelable operating leases are as follows:

           Year                                      Amount

           1998                                      $   405,239
           1999                                          295,614
           2000                                          153,540
           2001                                          117,530
                                                     -----------
           Total                                     $ 1,022,374
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

        The reconciliation of net loss for the years ended December 31, 1997, 1996 and 1995, as reported in the statement of operations, and as reported for tax return purposes is as follows:


                                                       1997            1996             1995
                                                       ----            ----             ----
Net income (loss) -
  Statements of operations                         $ 1,800,830      $ 2,430,990      $(1,392,983)

Add to (deduct from):
  Difference in depreciation                          (151,699)        (310,146)         (85,765)

  Difference in amortization                              --             65,724           65,723

  Difference in gain on sale of properties             860,302          966,637             --

  Non deductible expenses / non taxable income        (487,362)        (246,668)         251,582

  Difference in loss of joint venture                  113,173           34,027            6,449
                                                   -----------      -----------      -----------

Net income (loss) - tax return purposes            $ 2,135,244      $ 2,940,564      $(1,154,994)
                                                   ===========      ===========      ===========



               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


9.      INCOME TAXES (Con't.):

        The reconciliation of Partners' (Deficit) Capital for the years ended December 31, 1997, 1996 and 1995, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                    1997              1996            1995
                                                    ----              ----            ----
Partners' Capital (Deficit) - Balance Sheet      $ 3,927,664      $ 2,126,834      $  (304,156)

Add to (deduct from):
  Accumulated difference in depreciation          (4,386,495)      (4,234,796)      (3,924,650)
  Accumulated amortization of
    mortgage discounts                                77,418           77,418           11,694
  Syndication fees and selling expenses            1,842,060        1,842,060        1,842,060
  Gain on sale of properties                       1,009,847          149,545         (817,092)
  Other nondeductible expenses /
    non taxable income                                72,725          560,087          806,755
  Difference in book and tax
    depreciable cost basis                           915,085          915,085          915,085
  Difference in book and tax
    basis of investments                            (596,400)        (709,573)        (743,600)
  Other                                              (69,286)         (69,286)         (69,286)
                                                 -----------      -----------      -----------
Partners' Capital (Deficit) - tax return
  purposes                                       $ 2,792,618      $   657,374      $(2,283,190)
                                                 ===========      ===========      ===========


10.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                    1997              1996             1995
                                                    ----              ----             ----

Cash paid for interest                           $ 1,227,146      $ 1,153,734      $ 1,072,197
                                                 ===========      ============     ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


11.     RECLASSIFICATIONS:

        Certain reclassifications have been made to the 1996 and 1995 balances to conform with the classifications used in 1997.


12.    SUBSEQUENT EVENTS:

        Subsequent to December 31, 1997, management committed to a plan to sell the assets of Perrymont Office Building. On January 16, 1998, the Partnership entered into an agreement to sell substantially all of Perrymont's real property at a purchase price of $1,750,000. The agreement subsequently expired, but management is continuing to market the assets of the property and anticipates a sale in 1998.

SCHEDULE II


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                        Valuation and Qualifying Accounts
              For the Years Ended December 31, 1997, 1996 and 1995

                                                                         Additions
                                                                 ---------------------------

                                         Balance          Charged to         Other           Charged to        Balance
                                        Beginning         Costs and        Accounts -        Deductions -      at End of
              Description               of Period         Expenses         Described          Described          Period
Year ended December 31, 1997
  Unamortized discounts on
    mortgages payable                    $ 706,399       $    -             $    -           $ 706,399(1)      $ -
                                         ==========      ==========         ==========       ==========        =========

Year ended December 31, 1996
  Unamortized discounts on
    mortgages payable                    $ 767,055       $    -             $    -           $  60,656(1)      $ 706,399(2)
                                         ==========      ==========         ==========       ==========        =========

Year ended December 31, 1995
  Unamortized discounts on
    mortgages payable                    $ 832,778       $    -             $    -           $  65,723(1)      $ 767,055(2)
                                         ==========      ==========         ==========       ==========        =========


(1) Amortization charged to operations

(2) Discounts to be amortized over the remaining term of the mortgage.

SCHEDULE III



               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


                                      Initial Cost to                       Cost
                                       Partnership                       Capitalized
                           -------------------------------------
     Property                                                            Subsequent to
    Description         Encumbrances      Land           Buildings       Acquisition
Perrymont Office
  Bldg
  Pittsburgh, PA       $ 1,259,701      $   100,000      $ 1,978,788      $    56,138

Ambassador Towers
  (formerly Cedar
  Ridge Apts.)
  Pittsburgh, PA         3,095,284          500,000        5,001,729          260,179

Inducon Joint
  Venture Amherst
  Amherst, NY            1,861,778          177,709             --          3,352,984
                       -----------      -----------      -----------      -----------

                       $ 6,216,763      $   777,709      $ 6,980,517      $ 3,669,301
                       ===========      ===========      ===========      ===========




                                  Gross amounts at which Statement
                                     Carried at Close of Period (3)(4)
                         ---------------------------------------------------
     Property                                                          (1)(2)    Accumulated      Date of
    Description           Land        Buildings        Total                     Depreciation   Construction

Perrymont Office
  Bldg
  Pittsburgh, PA       $   100,000    $ 2,034,926   $ 2,134,926   $   995,617        8/85       25 Years

Ambassador Towers
  (formerly Cedar
  Ridge Apts.)
  Pittsburgh, PA           500,000      5,261,908     5,761,908     2,268,777       12/85       25 Years

Inducon Joint
  Venture Amherst
  Amherst, NY              177,709      3,352,984     3,530,693     1,328,827        4/85        25 Years
                        -----------    -----------  ------------   ----------

                       $   777,709    $10,649,818
                       ===========    ===========




                              Life on
                               Which
                            Depreciation   In Latest
                            Is Computed    Operations

Perrymont Office
  Bldg
  Pittsburgh, PA

Ambassador Towers
  (formerly Cedar
  Ridge Apts.)
  Pittsburgh, PA

Inducon Joint
  Venture Amherst
  Amherst, NY


                            $ 11,427,527   $ 4,593,221
                            ============   ===========


SCHEDULE III
   (Continued)

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


(1) Cost for Federal income tax purposes is $11,427,527.

(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 1997, 1996 and 1995 is as follows:

                             Partnership Properties



                                                          1997                  1996                  1995
                                                    -----------------     -----------------     -----------------
Balance at beginning of period                      $     10,967,459      $     18,648,605     $      18,476,919
Additions                                                  3,660,348                 7,307               171,686
Dispositions                                             (3,200,280)           (7,688,453)                    --
                                                    -----------------     -----------------     -----------------
Balance at end of period                            $     11,427,527      $     10,967,459      $     18,648,605
                                                    =================     =================     =================


                             Joint Venture Property

                                                          1997                  1996                  1995
                                                    -----------------     -----------------     -----------------
Balance at beginning of period                      $      3,498,674      $      3,472,021      $      3,454,909
Additions                                                     32,019                26,653                17,112
Dispositions                                             (3,530,693)                   --                    --
                                                    -----------------     -----------------     -----------------
Balance at end of period                            $            --       $      3,498,674      $      3,454,909
                                                    =================     =================     =================


(3) A reconciliation of accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 is as follows:

                             Partnership Properties

                                                             1997                  1996                 1995
                                                        ----------------     -----------------     ----------------
Balance at beginning of period                          $     4,371,230      $      7,061,771      $     6,349,299
Additions charged to cost and expenses
  during the period                                             202,212               449,241              712,472
Additions of joint ventures                                   1,328,827                   --                   --
Dispositions                                                 (1,309,048)           (3,139,782)                 --
                                                        ----------------     -----------------     ----------------
Balance at end of period                                $     4,593,221      $      4,371,230       $    7,061,771
                                                        ================     =================     ================

                             Joint Venture Property


                                                            1997                  1996                 1995
                                                       ----------------     -----------------     ----------------
Balance at beginning of period                         $     1,194,639       $     1,062,437      $       939,174
Additions charged to cost and expenses
  during the period                                            134,188               132,202              123,263
Dispositions                                                (1,328,827)                  --                    --
                                                       ----------------     -----------------     ----------------
Balance at end of period                               $             -      $      1,194,639      $     1,062,437
                                                       ================     =================     ================


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