Form 10-K/A
period 1997-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1998-04-20
CIK 733591

FORM 10-K/A

                                AMENDMENT TO 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

        (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                      For the Fiscal Year Ended December 31, 1997

        ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES  AND EXCHANGE ACT OF 1934.  (NO FEE
               REQUIRED)

Commission File Number 0-13331

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
             (Exact Name of Registrant as specified in its Charter)

       Delaware                                        16-1234990
--------------------                       ---------------------------------
(State of Formation)                       (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-9090
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

ITEM 1:  BUSINESS
-----------------

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

ITEM 1:  BUSINESS (Con't.)
--------------------------

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


ITEM 2: PROPERTIES
------  ----------

Following is a listing of properties and joint ventures owned by the Partnership at December 31, 1997:

     Name
     ----
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

Perrymont Office Bldg.              Office building; one building on 2.3                     August 1985
McCandless, PA                      acres; 40,000 square feet. The outstanding
                                    mortgage balance at December 31, 1997
                                    was $1,259,701. The mortgage provides
                                    for monthly payments of $10,187, including
                                    interest at 8.5%. The mortgage is scheduled to
                                    mature January 1999. As of December 31, 1997,
                                    the property was in default of its mortgage and
                                    was assigned a receiver by the lender. As discussed
                                    in Notes 4 and 12, the mortgage obligation was
                                    satisfied in April, 1998




ITEM 2: PROPERTIES (Con't.)
------  -------------------

     Name
     ----
and Location                        General Character of Property                            Purchase Date
------------                        -----------------------------                            -------------

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



ITEM 3: LEGAL PROCEEDINGS
------  -----------------

        The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings.



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------  ---------------------------------------------------
        None.

                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST.
------  -------------------------------------------------------------

        There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

        There were no distributions during the years ended December 31, 1997, 1996 and 1995. Management hopes to make distributions in the coming year.

        As of December 31, 1997, there were 1,954 record holders of units of Limited Partnership Interest.


ITEM 6:  SELECTED FINANCIAL DATA
------   -----------------------
                                               Realmark Properties Investors Limited Partnership-III
                                               -----------------------------------------------------

                                Year Ended        Year Ended         Year Ended        Year Ended        Year Ended
                              Dec. 31, 1997      Dec. 31, 1996     Dec. 31, 1995     Dec. 31, 1994     Dec. 31, 1993
                            -----------------------------------------------------------------------------------------
Total assets                 $  10,757,121     $    8,869,221     $  12,403,691     $  13,195,397     $  13,757,093
                            ==============    ===============    ==============    ==============    ==============

Notes payable and
  long-term obligations      $   6,216,763     $    5,431,000     $  10,276,248     $  10,492,540     $  10,408,867
                            ==============    ===============    ==============    ==============    ==============

-------------------------------------------------------------------------------------------------------------------

Revenue                       $  3,115,179     $    4,429,043     $   4,632,199      $  4,505,896      $  4,642,864

Expenses                         4,196,309          5,357,211         5,931,484         5,549,133         5,586,582

Loss from
  joint venture                   (213,416)          (142,165)          (93,698)         (164,510)          (69,136)
                            --------------    ---------------    --------------    --------------    --------------

Loss from
  operations                    (1,294,546)        (1,070,333)       (1,392,983)       (1,207,747)       (1,012,854)

Gain on sale of property         3,095,376          3,501,323                 -                 -                 -
                            --------------    ---------------    --------------    --------------    --------------

Net income (loss)            $   1,800,830     $    2,430,990     $  (1,392,983)     $ (1,207,747)     $ (1,012,854)
                            ==============    ===============    ==============    ==============    ==============

--------------------------------------------------------------------------------------------------------------------

Net cash (used in)
  provided by operating
  activities                  $   (749,357)    $     (275,818)    $    (229,343)    $    (406,562)    $   (169,323)

Proceeds from mortgage
  receivable                             -                  -                 -                 -        2,400,000

Proceeds from refinancing        5,813,000                  -                 -         2,250,000                -

Principal payments upon
  refinancing                   (4,803,977)                 -                 -        (1,987,220)               -

Principal payments upon
  sale                          (2,240,764)        (4,592,357)                -                 -                -

Principal payments on
  long-term debt                  (554,380)          (313,548)         (282,015)         (243,096)      (2,317,436)
                            --------------    ---------------    --------------    --------------    --------------

Net cash (used in) provided
  by operating activities
  less principal payments     $ (2,535,478)     $  (5,181,723)     $   (511,358)     $   (386,878)     $    (86,759)
                            ==============    ===============    ==============    ==============    ==============

-------------------------------------------------------------------------------------------------------------------

Income (loss) per limited
  partnership unit            $     105.38      $      141.68      $     (86.89)     $     (75.33)     $     (63.18)
                            ==============    ===============    ==============    ==============    ==============

Distributions per limited
  partnership unit            $          -      $           -      $          -      $          -      $       4.33
                            ==============    ===============    ==============    ==============    ==============

Weighted average number
  of Limited Partnership
  units outstanding                 15,551             15,551            15,551            15,551            15,551
                            ==============    ===============    ==============    ==============    ==============

-------------------------------------------------------------------------------------------------------------------

                       See notes to financial statements

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources
-------------------------------

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

        Ambassador Towers Apartment complex came under contract for sale during 1997. The sale was subject to a number of contingencies and was cancelable at any time by the buyer. During 1997, the contract for sale of Ambassador Towers expired. In January of 1998, a contract for the sale of the Perrymont Office Building was signed. The contract had a sales price of $1,750,000. The contract was soon after canceled by the potential buyer. The General Partners feel, however, that the sales of these properties are in the best interest of the Limited Partners, so management continues to look for potential buyers through marketing in trade journals, newspapers, etc.

        During November of 1997, the Partnership acquired the remaining interest in Inducon Amherst Office/Warehouse complex. Prior to this time, the Partnership had a 50% interest in this commercial property. The property's operations are included in the Partnership's financial statements beginning in November 1997. The property's financial statements are presented for informational purposes in
Note 6 to these financial statements.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATIONS (Con't.)
        ----------------------

Results of Operations:
---------------------

        For the year ended December 31, 1997, the Partnership earned net income of $1,800,830 or $105.38 per limited partnership unit. The income is a result of the previously discussed sale of Castle Dore Apartments located in Louisville, Kentucky. The Partnership had a net loss before the gain recognized upon the sale of $1,294,546. This compares to the years ended December 31, 1996 when the Partnership had net income of $2,430,990 (again, the net income was the result of the sale of properties) or $141.68 per limited partnership unit and 1995 when the loss incurred totaled $1,392,983 or $86.89 per limited partnership unit.

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

        Partnership expenses for the year ended December 31, 1997 totaled $4,196,309, a significant decrease from the expenses for the years ended December 31, 1996 and 1995 which were $5,357,211 and $5,931,484, respectively. Again, the Partnership has two less properties contributing to the total expenses for 1997 as compared to 1995 and 1996. The most prominent decrease can be seen in property operations. There was a decrease of approximately $721,010 between the years ended December 31, 1997 and 1996. This is mostly attributable to the sale of the two properties during 1996. Management has continued to exercise strict cost controlling factors over operations related expenses. Interest expense paid to other than affiliates increased over $161,000 due to the unamortized discount on the Castle Dore mortgage being written off upon the refinancing of the mortgage on the property. Administrative expenses, other than those paid to affiliates, totaled $229,622 for 1997; this is a decrease of almost $209,000 as compared to the year ended December 31, 1996 when they totaled $438,560. Again, the decrease is primarily due to the sale of the two properties at the end of 1996. The decrease in administrative expenses paid to affiliates is similarly the result of the sale and refinancing of the properties.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------  -----------------------------------------------------------------------
        OF OPERATIONS (Con't.)
        ----------------------

Results of Operations (Con't.):
------------------------------

        Inducon Amherst generated a net loss of $167,379 for the year ended December 31, 1997 as compared to the losses which resulted in the years ended December 31, 1996 and 1995 of $149,647 and $98,629, respectively. In November 1997, the Partnership acquired an additional 50% interest in Inducon Amherst through a buyout of the other joint venturer who in the opinion of the General Partner was not paying proper attention to the leasing of the property. At December 31, 1997, the Partnership owned 100% of the property. For the year ended December 31, 1997, the loss from Inducon Amherst was allocated $158,128 to the Partnership and $9,251 to the other venturer who existed up until November of 1997. The loss incurred in both 1996 and 1995 was allocated in accordance with the joint venture agreement; 95% of the losses were passed through to the Partnership and the remaining 5% was allocated to other joint venture partner.

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


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------  -------------------------------------------
        Listed under Item 14 of the report.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------  ---------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        --------------------------------------

        None.

                                    PART III
                                    --------

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE
-------        ---------------------------------------
               REGISTRANT.
               ----------

        The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1998, are listed below. Each director is subject to election on an annual basis.


                               Title of All Positions             Year First
Name                           Held With the Company           Elected Director
----                           ----------------------          ----------------
Joseph M. Jayson               President and Director                 1979

Judith P. Jayson               Vice President and Director            1979

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


ITEM 11:       EXECUTIVE COMPENSATION.
-------        -----------------------

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

        The following table sets forth for the years ended December 31, 1997, 1996 and 1995 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:



      Entity Receiving                       Type of
        Compensation                       Compensation                   1997              1996             1995
        ------------                       ------------                   ----              ----             ----
Realmark Properties, Inc.
  (The Corporate
  General Partner)              Interest charged on
                                  accounts payable -
                                  affiliates                              $  49,087        $  149,954     $    101,378
                                                                     --------------     -------------     ------------

                                Reimbursements for
                                allocated expenses of the
                                General Partners:
                                  Investor Services Fees                     17,580            18,746            8,731
                                  Brokerage                                  15,434            11,936           13,353
                                  Portfolio Management
                                    & Accounting Fees                       108,835           147,690          247,152

Realmark Corporation            Property Management Fees                    150,726           217,095          227,134
                                Computer Service Fees                         8,640            14,040           14,040
                                                                     --------------   ---------------   --------------
                                                                            301,215           409,507          510,410
                                                                     --------------   ---------------   --------------
                                Total                                 $     350,302    $      559,461    $     611,788
                                                                     ==============   ===============   ==============

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


ITEM 12:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------        --------------------------------------------------------------

        No person is known to the Partnership to own of record or beneficially more than five percent (5%) of the Units of Limited Partnership Interest of the Partnership. Excluding the General Partners' interest in the Partnership ($1,000 initial capital contribution), the General Partners as of December 31, 1997 owned no Units of Limited Partnership Interest.


ITEM 13:       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
-------        ----------------------------------------------

        (a)    Transactions with Management and Others.
               ---------------------------------------

        No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Notes 6 and 7 to the financial statements.

ITEM 14:       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
-------        --------------------------------------------------------
               FORM 8-K.
               ---------

        (a)    Financial Statements and Schedules.
               -----------------------------------

               FINANCIAL STATEMENTS                                                    PAGE
               --------------------                                                    ----
               (i)    Independent Auditors' Report                                       14
               (ii)   Balance Sheets at December 31, 1997 and 1996                       15
               (iii)  Statements of Operations for the years ended
                        December 31, 1997, 1996 and 1995                                 16
               (iv)   Statements of Partners' Capital (Deficit) for the
                        years ended December 31, 1997, 1996 and 1995                     17
               (v)    Statements of Cash Flows for the years ended
                        December 31, 1997, 1996 and 1995                                 18
               (vi)   Notes to Financial Statements                                    19 - 31

               FINANCIAL STATEMENT SCHEDULES
               -----------------------------

               (i)    Schedule II - Valuation and Qualifying Accounts                    32
               (ii)   Schedule III - Real Estate and Accumulated Depreciation          33 - 34

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

        (b) Reports on Form 8-K.
            -------------------

               None

        (c)    Exhibits
               --------

        4. Instruments defining the rights of security holder, including indentures

               (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed November 21, 1983, and subsequently amended incorporated herein by reference.

ITEM 14:       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
-------        ---------------------------------------------
               REPORTS ON FORM 8-K (Con't.).
               ----------------------------

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

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership - III:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-III as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-III at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



April 11, 1998


                                     REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                                     ---------------------------------------------------
                                                       BALANCE SHEETS
                                                       --------------
                                                 DECEMBER 31, 1997 AND 1996
                                                 --------------------------


Assets                                                                                       1997                  1996
------                                                                                 ----------------     -----------------
Property, at cost (including assets held for sale, see Note 3):
  Land                                                                                   $      777,709        $      935,000
  Buildings and improvements                                                                 10,649,818            10,032,459
  Furniture and fixtures                                                                        959,752             1,481,974
                                                                                       ----------------     -----------------
                                                                                             12,387,279            12,449,433
  Less accumulated depreciation                                                               5,544,716             5,837,777
                                                                                       ----------------     -----------------
      Property, net                                                                           6,842,563             6,611,656

Investment in joint venture                                                                           -                25,156

Cash                                                                                            857,649             1,811,962
Cash - security deposits                                                                              -                56,086
Investments in mutual funds                                                                   2,507,650                     -
Trade accounts receivable, net of allowance for doubtful accounts
  of $431,151 and $584,097 for 1997 and 1996, respectively                                       35,942                    69
Other assets                                                                                    513,317               364,292
                                                                                       ----------------     -----------------

           Total Assets                                                                 $    10,757,121      $      8,869,221
                                                                                       ================     =================


Liabilities and Partners' (Deficit) Capital
-------------------------------------------

Liabilities:
  Mortgages payable                                                                     $     6,216,763     $       5,431,000
  Accounts payable and accrued expenses                                                         192,702               713,233
  Accounts payable - affiliates                                                                  35,707               208,156
  Interest payable                                                                              199,407               100,327
  Security deposits and prepaid rents                                                           184,878               289,671
                                                                                       ----------------     -----------------
           Total Liabilities                                                                  6,829,457             6,742,387
                                                                                       ----------------     -----------------

Partners' (deficit) capital:
  General partners                                                                              (37,625)             (199,668)
  Limited partners                                                                            3,965,289             2,326,502
                                                                                       ----------------     -----------------
           Total Partners' (Deficit) Capital                                                  3,927,664             2,126,834
                                                                                       ----------------     -----------------

           Total Liabilities and Partners' (Deficit) Capital                            $    10,757,121      $      8,869,221
                                                                                       ================     =================


                        See notes to financial statements



                                     REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                                     ---------------------------------------------------
                                                  STATEMENTS OF OPERATIONS
                                                  ------------------------
                                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                    ----------------------------------------------------


                                                                        1997                  1996                 1995
                                                                   ----------------      ----------------     ----------------
Income:
  Rental                                                           $     2,828,947       $     4,004,140       $    4,336,896
  Interest and other                                                       286,232               424,903              295,303
                                                                  ----------------      ----------------     ----------------
  Total income                                                           3,115,179             4,429,043            4,632,199
                                                                  ----------------      ----------------     ----------------

Expenses:
  Property operations                                                    1,863,882             2,584,892            2,966,198
  Interest:
    Paid to affiliates                                                      49,087               149,954              101,378
    Other                                                                1,326,226             1,165,193            1,137,438
  Depreciation and amortization                                            426,277               609,105              779,951
  Administrative:
    Paid to affiliates                                                     301,215               409,507              510,410
    Other                                                                  229,622               438,560              436,109
                                                                  ----------------      ----------------     ----------------
  Total expenses                                                         4,196,309             5,357,211            5,931,484
                                                                  ----------------      ----------------     ----------------

Loss before allocated loss from joint venture
  and gain on sale of properties                                        (1,081,130)             (928,168)          (1,299,285)

Allocated loss from joint venture                                         (213,416)             (142,165)             (93,698)

Gain on sale of properties                                               3,095,376             3,501,323                    -
                                                                  ----------------      ----------------     ----------------

Net income (loss)                                                 $      1,800,830        $    2,430,990       $   (1,392,983)
                                                                  ================      ================     ================

Income (loss) per limited partnership unit                        $         105.38        $       141.68       $       (86.89)
                                                                  ================      ================     ================


Distributions per limited partnership unit                        $              -        $            -       $            -
                                                                  ================      ================     ================

Weighted average number of limited partnership
  units outstanding                                                         15,551                15,551               15,551
                                                                  ================      ================     ================


                        See notes to financial statements



                                  REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                                  ---------------------------------------------------
                                       STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                       -----------------------------------------
                                  FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  ----------------------------------------------------


                                                  General                 Limited Partners
                                                 Partners                 ----------------
                                                  Amount             Units               Amount
                                                  ------             -----               ------
Balance, January 1, 1995                      $     (385,610)     $    15,551        $      1,474,437

Net loss                                             (41,789)               -              (1,351,194)
                                             ----------------     -----------      ------------------

Balance, December 31, 1995                          (427,399)          15,551                 123,243

Net income                                           227,731                -               2,203,259
                                             ----------------     -----------      ------------------

Balance, December 31, 1996                          (199,668)          15,551               2,326,502

Net income                                           162,043                -               1,638,787
                                            ----------------      -----------      ------------------

Balance, December 31, 1997                    $      (37,625)      $   15,551      $        3,965,289
                                            ================      ===========      ==================



                        See notes to financial statements


                                     REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                                     ---------------------------------------------------
                                                  STATEMENTS OF CASH FLOWS
                                                  ------------------------
                                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                    ----------------------------------------------------


                                                                         1997                 1996                 1995
                                                                    ----------------     ----------------     ----------------
Cash Flows from operating activities:
  Net income (loss)                                                 $     1,800,830       $    2,430,990        $  (1,392,983)

  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                           426,277              609,105              779,951
    Amortization of mortgage discounts                                      706,399               60,657               65,723
    Loss from joint venture                                                 213,416              142,165               93,698
  Gain on sale of properties                                             (3,095,376)          (3,501,323)                   -
  Changes in operating assets and liabilities:
    Cash - security deposits                                                 56,086               (2,097)              (1,664)
    Trade accounts receivable                                               (35,873)              21,169               13,518
    Other assets                                                           (116,369)              (3,280)              69,355
    Accounts payable and accrued expenses                                  (673,389)             (64,743)             184,183
    Interest payable                                                         85,233               11,459                 (482)
    Security deposits and prepaid rents                                    (116,591)              20,080               25,081
                                                                   ----------------     ----------------     ----------------
Net cash used in operating activities                                      (749,357)            (275,818)            (163,620)
                                                                   ----------------     ----------------     ----------------

Cash flows from investing activities:
  Property acquisitions and additions                                      (147,142)              (7,307)            (171,686)
  Proceeds from dispositions of properties                                4,986,608            8,088,000                    -
  Buyout of investment in joint venture                                     (55,000)                   -                    -
  Investments in mutual funds                                            (2,507,650)                   -                    -
                                                                   ----------------     ----------------     ----------------
Net cash provided by (used in) investing activities                       2,276,816            8,080,693             (171,686)
                                                                   ----------------     ----------------     ----------------

Cash flows from financing activities:
  (Decrease) increase in cash overdraft                                           -              (36,921)              36,921
  (Decrease) increase in accounts payable - affiliates                     (695,651)          (1,050,087)             571,866
  Proceeds from mortgage refinancing                                      5,813,000                    -                    -
  Principal payments at mortgage refinancing                             (4,803,977)                   -                    -
  Principal payments at sale of property                                 (2,240,764)          (4,592,357)                   -
  Principal payments on mortgages                                          (554,380)            (313,548)            (282,015)
                                                                   ----------------     ----------------     ----------------
Net cash (used in) provided by financing activities                      (2,481,772)          (5,992,913)             326,772
                                                                   ----------------     ----------------     ----------------

(Decrease) increase in cash                                                (954,313)           1,811,962               (8,534)

Cash - beginning of year                                                  1,811,962                    -                8,534
                                                                   ----------------     ----------------     ----------------

Cash - end of year                                                 $        857,649     $      1,811,962     $              -
                                                                   ================     ================     ================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995
              ----------------------------------------------------


1.      FORMATION AND OPERATION OF PARTNERSHIP:
        --------------------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
        ---------------------------------------------------

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

        (g)    Investments in Mutual Funds
               ---------------------------

        The investments in mutual funds are stated at fair value, which approximates cost, at December 31, 1997.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


3.      ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY:
        -----------------------------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------

3.      ACQUISITION AND DISPOSITIONS OF RENTAL PROPERTY (Con't):
        -------------------------------------------------------

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

4.      MORTGAGES PAYABLE:
        -----------------

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

        The outstanding balance was $1,259,701 at December 31, 1997 and 1996. The mortgage is scheduled to mature in January 1999. As of December 31, 1997, the property was in default of its mortgage and was assigned a receiver by the lender. As discussed in Note 12, the mortgage obligation was satisfied in April, 1998.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------

3.      MORTGAGES PAYABLE (Con't.):
        --------------------------

               Ambassador Towers (formerly Cedar Ridge)
               ----------------------------------------

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


               Inducon Amherst
               ---------------

        A mortgage with a balance of $1,861,778 at December 31, 1997. The mortgage provides for monthly principal and interest payments of $15,250 at a rate of 8.62%. The remaining balance is due March 2022.

        The above mortgages are secured by the properties to which they relate.

        The aggregate maturities of mortgages and notes payable for each of the next five years and thereafter are as follows:

     Year                                                   Amount
     ----                                                   ------
1998                                                    $      76,172
1999                                                        1,332,694
2000                                                           98,990
2001                                                          107,698
2002                                                          117,172
Thereafter                                                  4,484,037
                                                        -------------

TOTAL                                                   $   6,216,763
                                                        =============

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


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


6.      INVESTMENT IN JOINT VENTURE:
        ---------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------

     6.     INVESTMENT IN JOINT VENTURE  (Con't.):
            -------------------------------------

         A summary of the assets, liabilities and partners' capital of Inducon Joint Venture Amherst as of December 31, 1997 and 1996 and the results of operations for the years ended December 31, 1997, 1996 and 1995 are presented for informational purposes as follows:

                                       INDUCON JOINT VENTURE AMHERST
                                       -----------------------------
                                              BALANCE SHEETS
                                              --------------
                                        December 31, 1997 and 1996
                                        --------------------------

Assets                                                                        1997                1996
------                                                                    --------------     ---------------
Land, at cost                                                               $   177,709        $    177,709
Land improvements                                                               262,257             246,232

Building                                                                      3,090,727           3,074,733
Equipment                                                                         8,466               8,466
Furniture and fixtures                                                            2,101               2,101
                                                                         --------------     ---------------
                                                                              3,541,260           3,509,241
Less accumulated depreciation                                                 1,339,394           1,205,207
                                                                         --------------     ---------------
Property, net                                                                 2,201,866           2,304,034

Cash and cash equivalents                                                             -                   -
Other assets                                                                    128,377              41,665
Deferred debt expense, net of accumulated amortization of
  $18,294 and $293,490, respectively                                            109,766              23,315
                                                                         --------------     ---------------

Total assets                                                                $ 2,440,009         $ 2,369,014
                                                                         ==============     ===============

Liabilities and Partners' (Deficit) Capital

Liabilities:
  Cash overdraft                                                            $   668,633        $     34,817
  Bonds payable                                                                       -           1,849,245

  Mortgage payable                                                            1,861,778             260,450
  Accounts payable and accrued expenses                                          43,787             128,072

  Accounts payable affiliates                                                         -              63,240
                                                                         --------------     ---------------
Total liabilities                                                             2,574,198           2,335,824
                                                                         --------------     ---------------

Partners' (Deficit) Capital:
  The Partnership                                                              (134,189)             25,156

  The Other Joint Venturer                                                            -               8,034
                                                                         --------------     ---------------
Total Partners' (Deficit) Capital                                              (134,189)             33,190
                                                                         --------------     ---------------

Total Liabilities and Partners' (Deficit) Capital                           $ 2,440,009         $ 2,369,014
                                                                         ==============     ===============

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


     6.     INVESTMENT IN JOINT VENTURE  (Con't.):


                                            INDUCON JOINT VENTURE AMHERST
                                            -----------------------------
                                               STATEMENTS OF OPERATIONS
                                               ------------------------
                                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 ----------------------------------------------------

                                                                    1997                1996                 1995
                                                               ---------------     ---------------      ---------------
Income:
  Rental                                                       $      362,894      $      444,649       $      458,357
  Interest and other                                                   73,930              23,696               11,391
                                                              ---------------     ---------------      ---------------
  Total Income                                                        436,824             468,345              469,748
                                                              ---------------     ---------------      ---------------

Expenses:
  Property operations                                                 179,074             148,652              164,069
  Interest
    Paid to affiliates                                                  3,415               5,573                    -
    Other                                                             181,659             208,744              183,104
  Depreciation and amortization                                       155,755             191,839              187,248
  Administrative:
    Paid to affiliates                                                 24,525              20,348               27,049
    Other                                                              59,775              42,836                6,907
                                                              ---------------     ---------------      ---------------
  Total Expenses                                                      604,203             617,992              568,377
                                                              ---------------     ---------------      ---------------

Net loss                                                       $     (167,379)     $     (149,647)      $      (98,629)
                                                              ===============     ===============      ===============




A reconciliation of the Partnership's investment in the joint venture is as follows:

                                                                    1997                1996                 1995
                                                               ---------------     ---------------      ---------------
Investment in joint venture at beginning of year                $     25,156      $      167,321        $     261,019
Allocation of net loss  (through October 31 for 1997)               (158,128)           (142,165)             (93,698)
Buyout of Delhurst                                                    55,000                   -                    -
Adjustment to fair value                                             (55,288)                  -                    -
Consolidation to Partnership capital                                 133,260                   -                    -
                                                             ---------------     ---------------      ---------------

Investment in joint venture at end of year                     $           -      $       25,156        $     167,321
                                                             ===============     ===============      ===============


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


7.      PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS:
        -------------------------------------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


7.      PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS (Con't.):
        ----------------------------------------------------------------

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


8.      LEASES:
        ------

        In connection with its commercial property, the partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years under noncancelable operating leases are as follows:

                           Year                                      Amount
                           ----                                      ------

                           1998                                  $    405,239
                           1999                                       295,614
                           2000                                       153,540
                           2001                                       117,530
                                                                       50,451
                                                                  -----------
                          Total                                   $ 1,022,374
                                                                  ===========

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


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

        The reconciliation of net loss for the years ended December 31, 1997, 1996 and 1995, as reported in the statement of operations, and as reported for tax return purposes is as follows:

                                                                1997              1996              1995
                                                           ---------------   ---------------   ----------------
Net income (loss) -
  Statements of operations                                    $ 1,800,830       $ 2,430,990       $ (1,392,983)

Add to (deduct from):
  Difference in depreciation                                     (151,699)         (310,146)           (85,765)

  Difference in amortization                                            -            65,724             65,723

  Difference in gain on sale of properties                        860,302           966,637                  -

  Non deductible expenses / non taxable income                   (487,362)         (246,668)           251,582

  Difference in loss of joint venture                             113,173            34,027              6,449
                                                          ---------------   ---------------   ----------------

Net income (loss) - tax return purposes                       $ 2,135,244       $ 2,940,564       $(1,154,994)
                                                          ===============   ===============   ================


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


9.      INCOME TAXES (Con't.):
        ---------------------

        The reconciliation of Partners' (Deficit) Capital for the years ended December 31, 1997, 1996 and 1995, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                            1997                1996                1995
                                                      -----------------   -----------------   ------------------
Partners' Capital (Deficit)  - Balance Sheet              $  3,927,664      $    2,126,834        $    (304,156)

Add to (deduct from):
  Accumulated difference in depreciation                    (4,386,495)         (4,234,796)          (3,924,650)
  Accumulated amortization of
    mortgage discounts                                          77,418              77,418               11,694
  Syndication fees and selling expenses                      1,842,060           1,842,060            1,842,060
  Gain on sale of properties                                 1,009,847             149,545             (817,092)
  Other nondeductible expenses /
    non taxable income                                          72,725             560,087              806,755
  Difference in book and tax
    depreciable cost basis                                     915,085             915,085              915,085
  Difference in book and tax
    basis of investments                                      (596,400)           (709,573)            (743,600)
  Other                                                        (69,286)            (69,286)             (69,286)
                                                     -----------------   -----------------   ------------------

Partners' Capital (Deficit) - tax return
  purposes                                               $   2,792,618           $ 657,374        $  (2,283,190)
                                                     =================   =================   ==================


10.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        ------------------------------------------------

                                                              1997                1996                1995
                                                       ---------------     ---------------     ----------------
Cash paid for interest                                      $1,227,146          $1,153,734           $1,072,197
                                                       ===============     ===============     ================


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


11.     RECLASSIFICATIONS:
        -----------------

        Certain reclassifications have been made to the 1996 and 1995 balances to conform with the classifications used in 1997.


12.    SUBSEQUENT EVENTS:
       ------------------

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

        In April 1998, the lender for the Perrymont mortgage accepted a discounted pay-off of the mortgage. An approximate gain of $210,000 will be recognized in 1998 due to this extinguishment of debt.

SCHEDULE II

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                        Valuation and Qualifying Accounts
                        ---------------------------------
              For the Years Ended December 31, 1997, 1996 and 1995
              ----------------------------------------------------


                                                                 Additions
                                                         ------------------------------
                                                                             Charged to
                                        Balance             Charged to         Other                               Balance
                                       Beginning            Costs and        Accounts -     Deductions -          at End of
              Description              of Period             Expenses        Described       Described              Period
              -----------              ---------            ----------       ----------     -----------          ----------
Year ended December 31, 1997
  Unamortized discounts on
    mortgages payable               $       706,399     $        -       $        -       $       706,399 (1)  $             -
                                    ===============     ==========       ==========       ===============      ===============

Year ended December 31, 1996
  Unamortized discounts on
    mortgages payable               $       767,055     $        -       $        -       $        60,656 (1)  $       706,399 (2)
                                    ===============     ==========       ==========       ===============      ===============

Year ended December 31, 1995
  Unamortized discounts on
    mortgages payable               $       832,778     $        -       $        -       $        65,723 (1)  $       767,055 (2)
                                    ===============     ==========       ==========       ===============      ===============


(1)  Amortization charged to operations

(2) Discounts to be amortized over the remaining term of the mortgage.


SCHEDULE III

                                                         REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
                                                         ---------------------------------------------------
                                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               ----------------------------------------
                                                                          DECEMBER 31, 1997
                                                                          -----------------



                                        Initial Cost to                                       Gross amounts at which
                                          Partnership                 Cost                  Carried at Close of Period
                                  -----------------------------   Capitalized      -------------------------------------------
   Property                                                       Subsequent to                                       (1)(2)
  Description      Encumbrances       Land         Buildings       Acquisition         Land         Buildings         Total
  -----------      ------------       ----         ---------       -----------         ----         ---------         -----
Perrymont Office
  Bldg.
  Pittsburgh, PA    $ 1,259,701    $   100,000   $   1,978,788     $    56,138     $   100,000     $ 2,034,926     $ 2,134,926


Ambassador Towers
  (formerly Cedar
  Ridge Apts.)
  Pittsburgh, PA      3,095,284        500,000       5,001,729         260,179         500,000       5,261,908       5,761,908


Inducon Joint
  Venture Amherst
  Amherst, NY         1,861,778        177,709               -       3,352,984         177,709       3,352,984       3,530,693
                 --------------  -------------   -------------   -------------   -------------   -------------   -------------

                   $  6,216,763   $    777,709    $  6,980,517    $  3,669,301    $    777,709   $  10,649,818    $ 11,427,527
                 ==============  =============   =============   =============   =============   =============   =============

                                                              Life
                                                               on
                                                              Which
                                                          Depreciation
                                                             In Latest
                                                             Statement
                                 (3)(4)                         Of
   Property                   Accumulated     Date of       Operations
  Description                 Depreciation  Construction    Is Computed
  -----------                 ------------  ------------  -------------
Perrymont Office
  Bldg.
  Pittsburgh, PA                $ 995,617        8/85         25 Years


Ambassador Towers
  (formerly Cedar
  Ridge Apts.)
  Pittsburgh, PA                2,268,777       12/85         25 Years


Inducon Joint
  Venture Amherst
  Amherst, NY                   1,328,827        4/85         25 Years
                            -------------

                             $  4,593,221
                            =============


SCHEDULE III
------------
   (Continued)

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1997
                                -----------------


(1) Cost for Federal income tax purposes is $11,427,527.

(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 1997, 1996 and 1995 is as follows:

                                                                       Partnership Properties

                                                          1997                  1996                  1995
                                                    -----------------     -----------------     -----------------
Balance at beginning of period                      $     10,967,459       $    18,648,605       $    18,476,919

Additions                                                  3,660,348                 7,307               171,686
Dispositions                                              (3,200,280)           (7,688,453)                    -
                                                   -----------------     -----------------     -----------------
Balance at end of period                            $     11,427,527       $    10,967,459       $    18,648,605
                                                   =================     =================     =================


                                                                       Joint Venture Property

                                                          1997                  1996                  1995
                                                    -----------------     -----------------     -----------------
Balance at beginning of period                      $      3,498,674      $      3,472,021      $      3,454,909

Additions                                                     32,019                26,653                17,112
Dispositions                                              (3,530,693)                    -                     -
                                                   -----------------     -----------------     -----------------
Balance at end of period                            $              -      $      3,498,674      $      3,454,909
                                                   =================     =================     =================

(3)  A reconciliation of accumulated depreciation for the years ended
     December 31, 1997, 1996 and 1995 is as follows:

                                                                          Partnership Properties

                                                             1997                  1996                 1995
                                                        ----------------     -----------------     ----------------
Balance at beginning of period                           $    4,371,230      $      7,061,771     $      6,349,299

Additions charged to cost and expenses
  during the period                                             202,212               449,241              712,472
Additions of joint ventures                                   1,328,827                     -                    -
Dispositions                                                 (1,309,048)           (3,139,782)                   -
                                                       ----------------     -----------------     ----------------
Balance at end of period                                 $    4,593,221      $      4,371,230      $     7,061,771
                                                       ================     =================     ================

                                                                         Joint Venture Property

                                                            1997                  1996                 1995
                                                       ----------------     -----------------     ----------------
Balance at beginning of period                         $     1,194,639       $     1,062,437      $       939,174

Additions charged to cost and expenses
  during the period                                            134,188               132,202              123,263
Dispositions                                                (1,328,827)                    -                    -
                                                      ----------------     -----------------     ----------------
Balance at end of period                               $             -       $     1,194,639      $     1,062,437
                                                      ================     =================     ================

(4) Balance applies entirely to buildings and improvements.

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - III


By:     /s/ JOSEPH M. JAYSON                           4/20/98
        -----------------------------             --------------------
        JOSEPH M. JAYSON,                                Date
        Individual General Partner


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     REALMARK PROPERTIES, INC.
        Corporate General Partner

        /s/ JOSEPH M. JAYSON                           4/20/98
        -------------------------------           --------------------
        JOSEPH M. JAYSON,                                Date
        President and Director

        /s/ MICHAEL J. COLMERAUER                      4/20/98
        -------------------------------           --------------------
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