Form 10-Q
period 1998-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1998-05-20
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
March 31, 1998                                                0-13331


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
             (Exact Name of Registrant as specified in its Charter)

Delaware                                             16-1234990
---------                                            ----------
(State of Formation)                     (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of March 31, 1998, the issuer had 15,551 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------

                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

         Balance Sheets -
                  March 31, 1998 and December 31, 1997                     3

         Statements of Operations -
                  Three Months Ended March 31, 1998 and 1997               4

         Statements of Cash Flows -
                  Three Months Ended March 31, 1998 and 1997               5

         Statements of Partners' (Deficit) Capital -
                  Three Months Ended March 31, 1998                        6

         Notes to Financial Statements                                   7 - 17


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF
         ----------------------------------
         OPERATIONS                                                     18- 20
         ----------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1998 and December 31, 1997
                      ------------------------------------
                                   (Unaudited)

                                                                     March 31,               December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS
------
Property, at cost:
     Land                                                        $        777,709        $          777,709
     Buildings and improvements                                        10,657,568                10,649,818
     Furniture and fixtures                                               959,752                   959,752
                                                                 ----------------         -----------------
                                                                       12,395,029                12,387,279
     Less accumulated depreciation                                      5,653,338                 5,544,716
                                                                 ----------------         -----------------
          Property, net                                                 6,741,691                 6,842,563

Cash                                                                      760,841                   857,649
Cash - security deposits                                                   54,665                         -
Investment in money market account                                      1,513,653                 2,507,650
Escrow deposits                                                           243,575                   255,867
Accounts receivable, net of allowance for doubtful
     accounts of $441,914 and $431,151, respectively                       38,057                    35,942
Mortgage costs, net of accumulated amortization
     of $145,890 and $128,058, respectively                               160,887                   178,719
Other assets                                                               56,410                    78,731
                                                                 ----------------         -----------------

           Total Assets                                           $     9,569,779         $      10,757,121
                                                                 ================         =================


LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Mortgages payable                                            $     4,951,414         $       6,216,763
     Accounts payable and accrued expenses                                192,474                   192,702
     Accounts payable - affiliates                                         23,240                    35,707
     Accrued interest                                                     199,496                   199,407
     Security deposits and prepaid rents                                  171,380                   184,878
                                                                 ----------------         -----------------
           Total Liabilities                                            5,538,004                 6,829,457
                                                                 ----------------         -----------------

Partners' (Deficit) Capital:
     General partners                                                     (34,502)                  (37,625)
     Limited partners                                                   4,066,277                 3,965,289
                                                                 ----------------         -----------------
          Total Partners' (Deficit)                                     4,031,775                 3,927,664
                                                                 ----------------         -----------------

          Total Liabilities and Partners' (Deficit)               $     9,569,779          $     10,757,121
                                                                 ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                   Three Months              Three Months
                                                                       Ended                    Ended
                                                                     March 31,                March 31,
                                                                       1998                      1997
                                                                       ----                      ----
Income:

     Rental                                                      $        476,848         $         723,947
     Interest and other income                                            239,161                    63,115
                                                                 ----------------         -----------------
     Total income                                                         716,009                   787,062
                                                                 ----------------         -----------------

Expenses:
     Property operations                                                  249,915                   586,983
     Interest:
          Paid to affiliates                                               27,118                    26,410
          Other                                                           104,164                   241,969
     Depreciation and amortization                                        126,928                    26,104
     Administrative:
          Paid to affiliates                                               26,860                    73,941
          Other                                                            76,913                   101,776
                                                                 ----------------         -----------------
     Total expenses                                                       611,898                 1,057,183
                                                                 ----------------         -----------------

Loss before allocated loss from joint venture                             104,111                  (270,121)

Allocated loss from joint venture                                               -                   (39,051)
                                                                 ----------------         -----------------

Net loss                                                         $        104,111          $       (309,172)
                                                                 ================         =================

Loss per limited partnership unit                                $           6.49          $         (19.28)
                                                                 ================         =================

Distributions per limited partnership unit                       $              -          $              -
                                                                 ================         =================

Weighted average number of
     limited partnership units
     outstanding                                                           15,551                    15,551
                                                                 ================         =================


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)

                                                                     Three Months              Three Months
                                                                         Ended                    Ended
                                                                       March 31,                March 31,
                                                                         1998                      1997
                                                                         ----                      ----
Cash flow from operating activities:
     Net loss                                                       $     104,111            $     (309,172)

Adjustments to reconcile net loss to
net cash (used in) operating activities:
     Depreciation and amortization                                        126,454                   186,902
     Loss from joint venture                                                    -                     3,525
Changes in operating assets and liabilities:
     Cash - security deposits                                             (54,665)                        -
      Investment in money market account                                  993,997                         -
      Escrow deposits                                                      12,292                         -
     Accounts receivable                                                   (2,115)                    2,999
     Other assets
                                                                           22,321                   (34,368)
     Accounts payable and accrued expenses                                   (228)                   59,675
     Accrued interest                                                          89                     7,984
     Security deposits and prepaid rent                                   (13,498)                   13,066
                                                                 ----------------         -----------------
Net cash (used in) operating activities                                 1,188,758                   (69,389)
                                                                 ----------------         -----------------

Cash flow from investing activities:
     Capital expenditures                                                  (7,750)                  (10,411)
     Distributions from joint venture                                           -                         -
                                                                 ----------------         -----------------
Net cash (used in) investing activities                                    (7,750)                  (10,411)
                                                                 ----------------         -----------------

Cash flows from financing activities:
    Cash overdraft                                                              -                   (32,909)
    Accounts payable - affiliates                                         (12,467)                  107,230
     Principal payments on mortgages and notes                         (1,626,114)                  (32,346)
     Proceeds from mortgage refinancing                                   360,765                         -
Net cash provided by financing activities                              (1,277,816)                   41,975
                                                                 ----------------         -----------------

(Decrease) in cash                                                        (96,808)                  (37,825)

Cash - beginning of period                                                857,649                         -
                                                                 ----------------         -----------------

Cash - end of period                                              $       760,841          $       (37,825)
                                                                 ================         =================
Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                       $       131,193          $        364,566
                                                                 ================         =================


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                        Three Months Ended March 31, 1998
                        ---------------------------------
                                   (Unaudited)


                                        General                       Limited Partners
                                       Partners
                                        Amount                 Units                   Amount
                                        ------                 -----                   ------

Balance, January 1, 1998             $       (37,625)               15,551        $       3,965,289

Net income (loss)                              3,123                    -                   100,988
                                     ---------------       ---------------        -----------------

Balance, March 31, 1998              $       (34,502)               15,551        $       4,066,277
                                     ===============       ===============        =================



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
              ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------
                                   (Unaudited)


1.       GENERAL PARTNER'S DISCLOSURE
         ----------------------------

         In the opinion of the General Partners of Realmark Property Investors Limited Partnership III, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

2.       FORMATION AND OPERATION OF PARTNERSHIP
         --------------------------------------

         RealmarkProperty Investors Limited Partnership III (the "Partnership"), a Delaware Limited Partnership, was formed November 18, 1983, to invest in a diversified portfolio of income-producing real estate.

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

         Use of Estimates
         ----------------

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

         -----------------------------------------------------

         Property and depreciation
         -------------------------

         Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets totaling $232,606 and $449,241 for the years ended December 31, 1997 and 1996, respectively. The estimated useful lives of the Partnership's assets is from 5 to 25 years. Expenditures for maintenance and repairs are expensed as incurred, and major renewals and betterments are capitalized. The Accelerated Cost Recovery System are used to calculate depreciation expense for tax purposes.

         Rental income
         -------------

         Leases for residential properties have terms of one year or less. Commercial leases generally have terms of one to five years. Rental income is recognized on the straight-line method over the term of the lease.

         Investments in Mutual Funds
         ---------------------------

         The investment in mutual funds are stated at fair value, which approximates cost, at December 31, 1997.


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

         In February 1985 the Partnership acquired a 190 unit apartment complex (Castle Dore) in Indianapolis, Indiana for a purchase price of $3,711,683, which included acquisition fees of $414,279.

         In February 1985 the Partnership acquired a 208 unit apartment complex (Parc Bordeaux) in Indianapolis, Indiana for a purchase price of $3,845,064, which included acquisition fees of $371,233.

         ----------------------------------------------------------

         In June 1985 the Partnership acquired a 200 unit apartment complex (Williamsburg South Apartments) in Atlanta, Georgia for a purchase price of $4,764,200, which included acquisition fees of $368,745. In connection with this acquisition, the Partnership obtained from the seller a Purchase Money Mortgage in the amount of $3,300,000.

         In August 1985 the Partnership acquired a 38,500 square foot office complex (Perrymont) in Pittsburgh, Pennsylvania for a purchase price of $2,078,697, which included acquisition fees of $168,697.

         In November 1985 the Partnership acquired a 130 unit apartment complex (Pleasant Run) in Cincinnati, Ohio for a purchase price of $3,434,728, which included acquisition fees of $267,228.

         In December 1985 the Partnership acquired a 280 unit apartment complex (Ambassador Towers, formerly Cedar Ridge) in Monroeville, Pennsylvania for a purchase price of $6,423,391, which included acquisition fees of $646,424.

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

         In December 1997, the Partnership sold the Castle Dore Apartments for a sale price of $5,160,000 less related fees of approximately $174,000. The sales generated a total net gain of $3,095,376 for financial statement purposes. This property contributed revenues of $1,064,908 and incurred expenses totaling $1,612,066 during the year ended December 31, 1997.

                         INDUCON JOINT VENTURE - AMHERST
                         -------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1998 and December 31, 1997
                      ------------------------------------

                                                                            March 31,                   December 31,
                                                                               1998                         1997
ASSETS                                                                         ----                         ----
------
Property, at cost:
     Land                                                                $       177,710              $       177,709
     Land improvements                                                           262,257                      262,257
     Buildings and improvements                                                3,098,474                    3,090,727
     Equipment                                                                     8,466                        8,466
     Furniture and fixtures                                                        2,101                        2,101
                                                                         ---------------              ---------------
                                                                               3,549,008                    3,541,260
     Less accumulated depreciation                                             1,373,137                    1,339,394
                                                                         ---------------              ---------------
Property, net                                                                  2,175,871                    2,201,866

Cash and cash equivalents                                                              -                            -
Deferred debt expense, net of accumulated
     amortization of $0 and $293,490, respectively                                87,428                      109,766
Other assets                                                                           -                      128,377
                                                                         ---------------              ---------------

                 Total Assets                                                  2,263,299                    2,440,009
                                                                         ===============              ===============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
     Cash overdraft                                                      $       588,900              $       668,633
     Bonds payable                                                                     -                            -
     Mortgage payable                                                          1,856,129                    1,861,778
     Accounts payable and accrued expenses                                        47,277                       43,787
     Accounts payable - affiliates                                                 7,155                            -
                                                                         ---------------              ---------------
                 Total Liabilities                                             2,499,461                    2,574,198
                                                                         ---------------              ---------------

Partners' Capital:
     The Partnership                                                            (137,495)                    (134,189)
     Other joint venturer                                                           (174)                           -
                                                                         ---------------              ---------------
                Total Partners' Capital                                         (137,669)                    (134,189)
                                                                         ---------------              ---------------

                Total Liabilities and Partners' Capital                  $     2,361,792              $     2,440,009
                                                                         ===============              ===============

                         INDUCON JOINT VENTURE - AMHERST
                         -------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1998 and 1997
                   ------------------------------------------

                                                                           Three Months                 Three Months
                                                                              Ended                        Ended
                                                                            March 31,                    March 31,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                             $        118,022              $       110,206
     Interest and other income                                                        27                        4,165
                                                                         ---------------              ---------------
     Total income                                                                118,049                      114,371
                                                                         ---------------              ---------------

Expenses:
     Property operations                                                          36,450                       45,774
     Interest                                                                     40,098                       41,663
     Depreciation and amortization                                                38,019                       35,621
     Administrative                                                                6,962                       32,419
                                                                         ---------------              ---------------
     Total expenses                                                              121,529                      155,477
                                                                         ---------------              ---------------

Net loss                                                                 $        (3,480)             $       (41,106)
                                                                         ===============              ===============


Allocation of net loss:

     The Partnership                                                     $        (3,306)             $       (39,051)
     Other Joint Venturer
                                                                                    (174)                      (2,055)
                                                                         ---------------              ---------------

                                                                         $        (3,480)             $       (41,106)
                                                                         ===============              ===============


A reconciliation of the Partnership's investment in the joint venture for the three month periods ended March 31, 1998 is as follows:

                                                                    1998
                                                                    ----
Investment in joint venture - beginning of period              $           -
Allocated loss                                                        (3,306)
                                                             ---------------

Investment in joint venture - end of period                    $      (3,306)
                                                             ===============

5.       MORTGAGES AND NOTES PAYABLE
         ---------------------------

         Castle Dore
         -----------

         A 7.5 US Housing and Urban Development (HUD) guaranteed mortgage which provides for monthly principal and interest payments of $18,002 payable in equal monthly installments through February 1, 2010. The carrying amount of the mortgage was $0 and $0 at March 31, 1998 and December 31, 1997, respectively reflecting an unamortized discount of $0 for 1998. This property was sold in December 1997 and the outstanding mortgage was paid in full.

         Perrymont
         ---------

         A mortgage which provided for interest rates and monthly installments through December 1998 as follows:

         Year           Rate                 Payment
         ----           ----                 -------

         1997           8.5%                 $ 10,187  (Principal and interest)
         1998           8.5%                 $ 10,187  (Principal and interest)

         The outstanding balance was $0 and $1,259,701 at March 31, 1998 and December 31, 1997. The mortgage was scheduled to mature in January 1999. As of December 31, 1997 the property was in default of the mortgage and was assigned a receiver by the lender. The mortgage obligation was satisfied in March 1998.


         Ambassador Towers (Formerly Cedar Ridge)
         ---------------------------------------

         The previous three mortgages were refinanced in March 1997 with a variable rate mortgage for $3,095,284. This provides for payments of interest only through August 1998 and monthly installment of principal and interest thereafter through maturityat February 1, 2004. The interest rate is 8.275% during the first loan year and is to be adjusted at the beginning of the second and seventh loan years to a rate equal to 2.40% plus the weekly average yield on Unites States Treasury Securities, adjusted to a constant maturity of five years. The mortgage has a balance of $3,130,049.

         --------------------------------------

         The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

         Year                                          Amount
         ----                                          ------
         1998                                     $       70,574
         1999                                             72,993
         2000                                             98,990
         2001                                            107,698
         2002                                            117,122
         Thereafter                                    4,484,037
                                                  --------------

         TOTAL                                     $   4,951,414
                                                  ==============

         INDUCON AMHERST
         ---------------

         A mortgage with a balance of $1,856,129 at March 31, 1998. The mortgage provides for monthly principal and interest payment of $15,250 at a rate of 8.62%. The remaining balance is due March 2022.

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS:
         ------------------------------------

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of accounts receivable, accounts payable, accrued expenses, deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

7.       RELATED PARTY TRANSACTIONS
         --------------------------

         According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1998 and 1997.

         --------------------------------------

         Pursuantto the terms of the Partnership agreement, the corporate general partner charges the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of costs and expenses such as payroll, travel and communication, costs related to partnership accounting, and partner's communication and relations.

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

         Management fees for the management of Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $26,860 and $73,941 for the three months ended March 31, 1998 and 1997, respectively.

         Accountspayable - affiliates amounted to $23,240 at March 31, 1998. The payable represents fees due to the general partner or to affiliates of the general partner.

         Computerservice charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $8,295 and $8,640 for the three months ended March 31, 1998 and 1997.

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

         The reconciliation of net income(loss) for the three month periods ended March 31, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                   March 31,         March 31,
                                                     1998              1997
                                                     ----              ----
         Net income (loss) -
              Statement of operations              $ 104,111      $   (309,172)
         (Add to)  deduct from:
              Difference in depreciation             (22,660)          (25,000)
              Difference in amortization               2,115            16,431
              Non-deductible expenses                 12,467            62,000
              Difference in loss of joint venture          0             8,500
                                                  ----------    --------------

         Net income(loss) for tax purposes         $ (96,033)      $  (247,241)
                                                  ==========    ==============

         -----------------------

         The reconciliation of partner's (deficit) capital at March 31, 1998 and December 31, 1997 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                              March 31,           December 31,
                                                1998                 1997
                                                ----                 ----
         Partner's (Deficit) Capital -
           balance sheet                     $    4,031,775    $    3,927,664
           Add to (deduct from):
             Accumulated difference in
             depreciation                        (4,409,155)       (4,386,495)
             Accumulated difference in
             amortization                            79,553            77,418
             Syndication fees and selling
             expenses                             1,842,060         1,842,060
             Gain on sale of property             1,009,847         1,009,847
             Other non-deductible expenses           85,192            72,725
             Difference in book and tax
             depreciable cost basis                 915,085           915,085
             Difference in book and tax
             basis of investments                  (596,400)         (596,400)
             Other                                  (69,286)        (  69,286)
                                            ---------------   ---------------
         Partner's (Deficit) Capital -
           tax return                          $  2,888,671      $  2,792,618
                                            ===============   ===============

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

There were no distributions for the three month periods ended March 31,1998 and 1997. The Partnership does expect to resume distributions once it is able to generate sufficient excess cash flow to complete all capital improvements which are scheduled and adequate reserves are set up for future such work.

Results of Operations:
----------------------

The partnership experienced a net income of $104,111 or $6.49 per limited partnership unit for the period ended March 31,1998 versus a net loss of $309,172 or $19.28 per unit for quarter ended March 31, 1997.

Partnership revenue for the quarter ended March 31, 1998 totaled $716,009 which is down $71,053 from 1997 revenue of $787,062. Perrymont Office Building continued to suffer from poor occupancy, which resulted in lower revenues for the Partnership.

For the quarter ended March 31, 1998, Partnership expenses amounted to $249,915, decreasing approximately $586,983 from the 1997 quarter end amount. Obviously a large portion of the decrease in expenses is due to the sale of the two properties previously mentioned. Additionally though, management continues to put forth great efforts in looking for ways to decrease payroll, repairs, maintenance, contracted services and property improvements throughout the partnership. As an example, on-site maintenance staff is doing more repair and replacement work as opposed to contracting the work to an outside source. As property performance improves, expenses will continue to level off. Capital improvements are being scheduled for the completion prior to the "peak" rental season.
                                      -18-

---------------------------------

Tighter collection policies continue to be put into place and reinforced with all on-site and management staff. This should allow for a rather gradual increase in revenue in the coming quarters.

On a tax basis, the partnership had a loss of $96,033 or $6.17 per limited partner unit for the three months period ended March 31, 1998 versus a tax loss of $247,241 or $15.42 per unit for the quarter ended March 31, 1997.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP III



By:      /s/Joseph M. Jayson                           May 20, 1998
         ----------------------------                -------------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                          May 20, 1998
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Michael J. Colmerauer                     May 20, 1998
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary