Form 10-Q
period 1998-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1998-08-11
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
June 30, 1998                                               0-13331


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
             (Exact Name of Registrant as specified in its Charter)

Delaware                                          16-1234990
--------------------                    --------------------------------
(State of Formation)                    (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1998, the issuer had 15,551 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------

                                      INDEX
                                      -----

                                                                              PAGE NO.
                                                                              --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

                  Balance Sheets -
                           June 30, 1998 and December 31, 1997                  3

                  Statements of Operations -
                           Three Months Ended June 30, 1998 and 1997            4

                  Statements of Operations -
                           Six Months Ended June 30, 1998 and 1997              5

                  Statements of Cash Flows -
                           Six Months Ended June 30, 1998 and 1997              6

                  Statements of Partners' (Deficit) Capital -
                           Six Months Ended June 30, 1998 and 1997              7

                  Notes to Financial Statements                            8 - 21


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    22 - 23
         ---------------------------------------------

                                       -2-

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1998 and December 31, 1997
                       -----------------------------------
                                   (Unaudited)

                                                                     June 30,                December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS
------
Property, at cost:
     Land                                                             $ 1,144,862                 $ 777,709
     Buildings and improvements                                        10,290,415                10,649,818
     Furniture and fixtures                                               959,752                   959,752
                                                                  ----------------         -----------------
                                                                       12,395,029                12,387,279
     Less accumulated depreciation                                      5,761,960                 5,544,716
                                                                  ----------------         -----------------
          Property, net                                                 6,633,069                 6,842,563


Cash                                                                      553,661                   799,874
Cash - security deposits                                                   58,174                    57,775
Investments in mutual funds                                             1,513,653                 2,507,650
Escrow deposits                                                           286,988                   255,869
Accounts receivable, net of allowance for doubtful
     accounts of $449,492 and $431,151, respectively                       87,504                    35,942
Accounts receivable - affiliates                                           68,268                         -
Mortgage costs, net of accumulated amortization
     of $163,722 and $128,059                                             143,055                   178,718
Leasing commissions, net of accumulated amortization
     of $133,983 and $133,035                                               2,521                     3,469
Other assets                                                               43,639                    75,261
                                                                  ----------------         -----------------

           Total Assets                                               $ 9,390,532              $ 10,757,121
                                                                  ================         =================

LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------

Liabilities:
     Mortgages payable                                                $ 4,946,600               $ 6,216,763
     Accounts payable and accrued expenses                                304,630                   192,702
     Accounts payable - affiliates                                              -                    35,707
     Accrued interest                                                     198,346                   199,407
     Security deposits and prepaid rents                                  121,128                   184,878
                                                                  ----------------         -----------------
           Total Liabilities                                            5,570,704                 6,829,457
                                                                  ----------------         -----------------


Partners' (Deficit) Capital:
     General partners                                                     (40,860)                  (37,625)
     Limited partners                                                   3,860,688                 3,965,289
                                                                  ----------------         -----------------
          Total Partners' (Deficit)                                     3,819,828                 3,927,664
                                                                  ----------------         -----------------

          Total Liabilities and Partners' (Deficit)                   $ 9,390,532              $ 10,757,121
                                                                  ================         =================


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                    Three Months Ended June 30, 1998 and 1997
                    -----------------------------------------
                                   (Unaudited)

                                                                           Three Months                 Three Months
                                                                              Ended                        Ended
                                                                             June 30,                     June 30,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                                    $ 651,153                    $ 692,647
     Interest and other income                                                    44,805                       48,094
                                                                          ---------------              ---------------
     Total income                                                                695,958                      740,741
                                                                          ---------------              ---------------

Expenses:
     Property operations                                                         518,976                      242,686
     Interest:
          Paid to affiliates                                                      45,511                       11,595
          Other                                                                  105,691                      722,450
     Depreciation and amortization                                               126,928                       21,507
     Administrative:
          Paid to affiliates                                                      41,610                       88,153
          Other                                                                   69,189                       69,280
                                                                          ---------------              ---------------
     Total expenses                                                              907,905                    1,155,671
                                                                          ---------------              ---------------

Loss before allocated loss from joint venture                                   (211,947)                    (414,930)

Allocated loss from joint venture                                                      -                      (16,428)
                                                                          ---------------              ---------------

Net loss                                                                      $ (211,947)                  $ (431,358)
                                                                          ===============              ===============

Loss per limited partnership unit                                             $   (13.22)                  $   (26.91)
                                                                          ===============              ===============

Distributions per limited partnership unit                                    $        -                   $        -
                                                                          ===============              ===============

Weighted average number of
     limited partnership units
     outstanding                                                                  15,551                       15,551
                                                                          ===============              ===============


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                    Six Months                Six Months
                                                                       Ended                    Ended
                                                                     June 30,                  June 30,
                                                                       1998                      1997
                                                                       ----                      ----
Income:
     Rental                                                           $ 1,128,001               $ 1,416,594
     Interest and other income                                            283,966                   111,209
                                                                  ----------------         -----------------
     Total income                                                       1,411,967                 1,527,803
                                                                  ----------------         -----------------

Expenses:
     Property operations                                                  768,891                   829,669
     Interest:
          Paid to affiliates                                               72,629                    38,005
          Other                                                           209,855                   964,419
     Depreciation and amortization                                        253,856                    47,611
     Administrative:
          Paid to affiliates                                               68,470                   162,094
          Other                                                           146,102                   171,056
                                                                  ----------------         -----------------
     Total expenses                                                     1,519,803                 2,212,854
                                                                  ----------------         -----------------

Loss before allocated loss from joint venture                            (107,836)                 (685,051)

Allocated loss from joint venture                                               -                   (55,479)
                                                                  ----------------         -----------------

Net loss                                                               $ (107,836)               $ (740,530)
                                                                  ================         =================

Loss per limited partnership unit                                      $    (6.73)               $   (46.19)
                                                                  ================         =================

Distributions per limited partnership unit                             $        -                $        -
                                                                  ================         =================

Weighted average number of
     limited partnership units
     outstanding                                                           15,551                    15,551
                                                                  ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                                    Six Months                Six Months
                                                                       Ended                    Ended
                                                                     June 30,                  June 30,
                                                                       1998                      1997
                                                                       ----                      ----
Cash flow from operating activities:
     Net loss                                                     $ (107,836)               $ (740,530)

Adjustments to reconcile net loss to net cash
     provided by (used in) operating
     activities:
     Depreciation and amortization                                   253,856                    47,611
     Loss from joint venture                                               -                    55,479
Changes in operating assets and liabilities:
     Cash - security deposits                                           (399)                   50,751
     Escrow deposits                                                 (31,119)                 (450,027)
     Accounts receivable                                             (51,562)                   (3,518)
     Leasing commissions                                                   -                         -
     Other assets                                                     31,622                    (6,683)
     Accounts payable and accrued expenses                           111,928                  (253,420)
     Accrued interest                                                 (1,061)                   54,681
     Security deposits and prepaid rent                              (63,750)                  (27,294)
                                                             ----------------         -----------------
Net cash provided by (used in) operating activities                  141,679                (1,272,950)
                                                             ----------------         -----------------

Cash flow from investing activities:
     Capital expenditures                                             (7,750)                        -
     Accounts receivable - affiliates                                (68,268)                        -
     Withdrawals from mutual funds investments                       993,997                         -
                                                             ----------------         -----------------
Net cash provided by investing activities                            917,979                         -
                                                             ----------------         -----------------

Cash flows from financing activities:
     Accounts payable - affiliates                                   (35,708)                 (124,459)
     Principal payments on mortgages and notes                    (1,270,163)                 (101,236)
     Proceeds from mortgage refinancing                                    -                 1,331,162
     Mortgage costs                                                        -                  (137,952)
                                                             ----------------         -----------------
Net cash (used in) provided by financing activities               (1,305,871)                  967,515
                                                             ----------------         -----------------

(Decrease) in cash                                                  (246,213)                 (305,435)

Cash - beginning of period                                           799,874                 1,811,962
                                                             ----------------         -----------------

Cash - end of period                                               $ 553,661               $ 1,506,527
                                                             ================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                        $ 210,916                 $ 909,738
                                                             ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)

                                                       General
                                                      Partners                       Limited Partners
                                                       Amount                 Units                   Amount
                                                       ------                 -----                   ------

Balance, January 1, 1997                                 $ (199,668)              15,551              $ 2,326,502

Net loss                                                    (22,216)                   -                 (718,314)
                                                  ------------------      ---------------        -----------------

Balance, June 30, 1997                                   $ (221,884)              15,551              $ 1,608,188
                                                  ==================      ===============        =================




Balance, January 1, 1998                                  $ (37,625)              15,551              $ 3,965,289

Net loss                                                     (3,235)                   -                 (104,601)
                                                  ------------------      ---------------        -----------------

Balance, June 30, 1998                                    $ (40,860)              15,551              $ 3,860,688
                                                  ==================      ===============        =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     Six Months Ended June 30, 1998 and 1997
                     ---------------------------------------
                                   (Unaudited)


1.       GENERAL PARTNER'S DISCLOSURE
         ----------------------------

         In the opinion of the General Partners of Realmark Property Investors Limited Partnership III, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

         -------------------------------------------------

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

         -----------------------------------------------------

         Investments in mutual funds
         ---------------------------

         The investments in mutual funds are stated at fair value, which approximates cost, at June 30, 1998.

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

         ---------------------------------------------------------

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

         In December 1997, the Partnership sold the Castle Dore Apartments for a sales price of $5,160,000, less related fees of approximately $174,000. The sale generated a total net gain of $3,095,376 for financial statement purposes.

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

         Ownership of the Joint Venture was divided equally between the Partnership and the other Joint Venturer. The Joint Venture agreement provided that the Partnership will be allocated 95% of any income or loss.

         ---------------------------------------

         Net cash flow from the Joint Venture was to be distributed as follows:

         To the Partnership until it has received a return of 7% per annum on its underwritten syndicated equity. To the extent a 7% return is not received from year to year, it will accrue and be paid from the next available cash flow.

         To the other Joint Venturer in an amount equal to that paid to the Partnership. No amount will accumulate in favor of the other investor.

         Any remaining amount was to be divided equally.

         To the extent there were net proceeds from any sale or refinancing of the subject property, the proceeds were to be paid in the following order of priority:

         To the Partnership to the extent the 7% per annum returned on its underwritten equity is unpaid.

         Next to the Partnership until it had received an overall 9% cumulative return on its underwritten equity.

         Next to the Partnership until it had received an amount equal to its total underwritten equity, reduced by any prior distribution of sale, financing or refinancing proceeds.

         Next to the Partnership until it had received a cumulative 20% per year return on its total underwritten equity.

         Thereafter any remaining net proceeds were to be divided 50% to the Partnership and 50% to the other joint venturer.

         In November 1997, the Partnership acquired the interest of Delhurst Corporation, the other joint venture partner, for $55,000. At June 30, 1998, the Partnership owned 100% of the Inducon Amherst property. The property began to be consolidated into the Partnership's financial statements beginning November 1, 1997.

6.       MORTGAGES AND NOTES PAYABLE
         ---------------------------

         Castle Dore
         -----------

         A mortgage with a balance of $2,550,000 at June 30, 1997, providing for monthly interest payments only, bearing interest at 9.1875%. The note was to mature June 1999. This mortgage was refinanced during May 1997. This property was sold in December 1997 and the outstanding balance of the mortgage was paid in full.

         Perrymont
         ---------

         A mortgage which provided for interest rates and monthly installments through December 1998 as follows:

         Year                   Rate                 Payment
         ----                   ----                 -------

         1997                  8.5%         $ 10,187  (Principal and interest)

         The mortgage was scheduled to mature in January 1999. As of December 31, 1997 the property was in default of the mortgage and was assigned a receiver by the lender. The mortgage obligation was paid in March 1998, after the lender accepted a discounted pay-off of the mortgage which resulted in an approximate gain of $210,000 due to the extinguishment of debt.

         Inducon Amherst
         ---------------

         A mortgage with a balance of $1,851,316 and $1,871,873 at June 30, 1998 and 1997, respectively. The mortgage provides for monthly principal and interest payments of $15,250 at an interest rate of 8.62%. The balance of the mortgage note is due March 2022.

         ---------------------------------------

         Ambassador Towers (formerly Cedar Ridge)
         ---------------------------------------

         A mortgage with a balance of $3,130,049 and $2,963,000 at June 30, 1998 and 1997, respectively, providing for monthly interest payments only for the first two years of the mortgage. The interest rate is 8.275% during the first year of the loan and is to be adjusted at the beginning of the second and seventh loan years to a rate equal to 2.40% plus the weekly average yield on United States Treasury Securities (8.25% at June 30, 1998), adjusted to a constant maturity of five years. Principal payments will begin in the third year of the mortgage. The note matures February 2004.

         The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

         Year                                        Amount
         ----                                        ------

         1998                                    $       76,172
         1999                                         1,332,694
         2000                                            98,990
         2001                                           107,698
         2002                                           117,172
         Thereafter                                   4,484,037
                                                 --------------

         TOTAL                                    $   6,216,763
                                                 ==============


7.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of accounts receivable, accounts payable, accrued expenses and deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

         Management has estimated that the fair value of the mortgages at June 30, 1998 on Ambassador Towers and Inducon Amherst approximate their carrying values of $3,130,049 and $1,851,316, respectively, as the mortgages were obtained recently.

8.       RELATED PARTY TRANSACTIONS
         --------------------------

         Management fees for the management of Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $50,192 and $78,802 for the six months ended June 30, 1998 and 1997, respectively.

         According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1998 and 1997.

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

         Accounts receivable - affiliates amounted to $68,268 and $0 at June 30, 1998 and 1997, respectively. The balance due is payable on demand.

         Accounts payable - affiliates amounted to $0 and $83,697 at June 30, 1998 and 1997, respectively. The payable represents fees due to the general partner or to affiliates of the general partner. Interest charged on amounts due affiliates totaled $72,629 and $38,005 for the six month period ended June 30, 1998 and 1997, respectively.

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

         Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $4,080 and $7,020 for the six months ended June 30, 1998 and 1997, respectively.

9.       INCOME TAXES
         ------------

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

         The reconciliation of net loss for the six month periods ended June 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:


                                                      June 30,       June 30,
                                                        1998           1997
                                                        ----           ----
         Net loss -
              Statement of operations                $ (107,836)    $ (740,530)
         (Add to)  deduct from:
              Difference in depreciation               ( 18,000)      ( 50,000)
              Difference in amortization                      -         32,862
              Non-deductible expenses                  (129,825)       124,000
              Difference in loss of joint venture             -         17,000
                                                    -----------    -----------

         Net loss for tax purposes                   $ (255,661)    $ (616,668)
                                                    ===========    ===========

         -----------------------

         The reconciliation of partner's (deficit) capital at June 30, 1998 and December 31, 1997 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                       June 30,             December 31,
                                                         1998                  1997
                                                         ----                  ----
         Partner's Capital -
                 balance sheet                         $    3,819,828    $   3,927,664
                 Add to (deduct from):
                      Accumulated difference in
                      depreciation                         (4,404,495)      (4,386,495)
                      Accumulated difference in
                      amortization                             77,418           77,418
                      Syndication fees and selling
                      expenses                              1,842,060        1,842,060
                      Gain on sale of property              1,009,847        1,009,847
                      Other non-deductible expenses          ( 57,100)          72,725
                      Difference in book and tax
                      depreciable cost basis                  915,085          915,085
                      Difference in book and tax
                      basis of investments                   (596,400)        (596,400)
                      Other                                 (  69,286)       (  69,286)
                                                      ---------------   --------------

         Partner's Capital -
                 tax return                             $   2,536,957     $  2,792,618
                                                      ===============   ==============

                                      -17-

PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Liquidity and Capital Resources
-------------------------------

Although the Partnership showed a significant cash shortfall for the first six months of 1998, this was primarily due to the payment in full of the mortgage on the Perrymont Office Building. Cash flow from operations was a positive figure, which shows the direction in which the Partnership is going. Management continues to be optimistic that expenses will continue to decrease as tighter control is being exercised over expenditures; with more control over spending in place, management is focusing more of its efforts on ways to increase operating revenue.

The General Partner has plans to make substantial capital improvements to the Perrymont Office Building. Work is expected to begin during the third quarter of 1998. It is felt that the physical improvements to the exterior of the building and the common parts of the interior will increase the curb appeal of the building and therefore attract new tenants. Capital improvement work at Ambassador Towers continues with carpets and appliances being replaced as needed and all common hallways being renovated.

There were no distributions for the six month periods ended June 30, 1998 and 1997. The Partnership is currently using the cash generated from operations and the sales which took place in 1996 to complete necessary capital improvements and maintenance at the remaining properties in the Partnership. The General Partner hopes to resume distributions in the near future.



Results of Operations:
---------------------

For the quarter ended June 30, 1998, the Partnership's net loss was $211,947 or $13.22 per limited partnership unit. Net loss for the quarter ended June 30, 1997 amounted to $431,358 or $26.91 per unit. For the six month period ended June 30, 1998, the net loss was $107,836 or $6.73 per limited partnership unit as compared to $740,530 or $46.19 per limited partnership unit for the six month period ended June 30, 1997.

----------------------------------

Partnership revenue for the quarter ended June 30, 1998 totaled $695,958, a decrease of approximately $44,800 from the 1997 amount of $740,741. Total rental revenue dropped almost $42,000, which makes up most of the decrease in total revenue. The decrease is attributed to there being one less complex in the Partnership since Castle Dore Apartments was sold in December 1997. Also contributing to the decrease are continuous vacancy problems at Perrymont. Although occupancy levels at Ambassador Towers (formerly Cedar Ridge) continued to climb during 1998, continued vacancies at Perrymont Office Building have hurt the Partnership financially. Management believes that scheduled improvements to the properties will result in increased occupancies and cash flow by the end of 1998. The payment of the Perrymont mortgage in full in early 1998 resulted in a gain of approximately $210,000.

For the quarter ended June 30, 1998, Partnership expenses amounted to $907,905, decreasing just over $247,700 from the same 1997 quarter amount. For the six month period ended June 30, 1998, Partnership expenses decreased by over $693,000 from the same period in 1997. Total expenses for the six months ended June 30, 1998 and 1997 were $1,519,803 and $2,212,854, respectively. A good portion of the decrease in expenses is the result of the sale in December 1997 of Castle Dore Apartments; no expenses were recorded in 1998 for this property. Additionally, there was a significant decrease in interest expense due to the sale and payment in full of the mortgage on Castle Dore Apartments. Administrative expenses paid to affiliates also saw a decrease due to less properties in the Partnership; this resulted in less management fees paid and/or accrued. Depreciation expense increased by over $206,000 between the six months ended June 30, 1998 and 1997. This is primarily due to Inducon Amherst now being reported as a consolidated venture since the joint venture partner was bought out during 1997. Formerly, Inducon Amherst was reported as an unconsolidated joint venture. Management expects to see an increase in maintenance expenses and payroll in the next several months as the properties are undergoing physical improvements, many of which are being done by using in-house labor, such as painting.

On a tax basis, the partnership had a loss of $255,661 or $15.95 per limited partner unit for the six month period ended June 30, 1998 versus a tax loss of $616,668 or $38.46 per unit for the six month period ended June 30, 1997.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP III



By:      /s/ Joseph M. Jayson                           August 11, 1998
         ------------------------------             -------------------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                           August 11, 1998
         ------------------------------              ------------------------
         Joseph M. Jayson,                                    Date
         President and Director



         /s/ Michael J. Colmerauer                      August 11, 1998
         ------------------------------              ------------------------
         Michael J. Colmerauer                                Date
         Secretary