Form 10-Q
period 1998-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1998-11-25
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
September 30, 1998                                          0-13331


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
             (Exact Name of Registrant as specified in its Charter)

Delaware                                    16-1234990
--------                                    ----------
(State of Formation)                        (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____
                                             ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1998, the issuer had 15,551 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------

                                      INDEX
                                      -----

                                                                                     PAGE NO.
                                                                                     --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

                  Balance Sheets -
                           September 30, 1998 and December 31, 1997                     3

                  Statements of Operations -
                           Three Months Ended September 30, 1998 and 1997               4

                  Statements of Operations -
                           Nine Months Ended September 30, 1998 and 1997                5

                  Statements of Cash Flows -
                           Nine Months Ended September 30, 1998 and 1997                6

                  Statements of Partners' (Deficit) Capital -
                           Nine Months Ended September 30, 1998 and 1997                7

                  Notes to Financial Statements                                        8 - 17


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                18 - 19
         ---------------------------------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1998 and December 31, 1997
                    ----------------------------------------
                                   (Unaudited)

                                                                   September 30,             December 31,
                                                                       1998                      1997
                                                                       ----                      ----
ASSETS
------
Property, at cost:
     Land                                                             $ 1,144,862                 $ 777,709
     Buildings and improvements                                        10,290,415                10,649,818
     Furniture and fixtures                                               959,752                   959,752
                                                                  ----------------         -----------------
                                                                       12,395,029                12,387,279
     Less accumulated depreciation                                      5,870,582                 5,544,716
                                                                  ----------------         -----------------
          Property, net                                                 6,524,447                 6,842,563


Cash                                                                      547,091                   799,874
Cash - security deposits                                                   59,047                    57,775
Investments in mutual funds                                             1,330,065                 2,507,650
Escrow deposits                                                           393,392                   255,869
Accounts receivable, net of allowance for doubtful
     accounts of $499,051 and $431,151, respectively                      113,218                    35,942
Accounts receivable - affiliates                                           72,360                         -
Mortgage costs, net of accumulated amortization
     of $181,554 and $128,059                                             125,223                   178,718
Leasing commissions, net of accumulated amortization
     of $134,457 and $133,035                                               2,047                     3,469
Other assets                                                               15,281                    75,261
                                                                  ----------------         -----------------

           Total Assets                                               $ 9,182,171              $ 10,757,121
                                                                  ================         =================



LIABILITIES AND PARTNERS' (DEFICIT)
----------------------------------
Liabilities:
     Mortgages payable                                                $ 4,941,593               $ 6,216,763
     Accounts payable and accrued expenses                                355,044                   192,702
     Accounts payable - affiliates                                              -                    35,707
     Accrued interest                                                     199,463                   199,407
     Security deposits and prepaid rents                                  115,549                   184,878
                                                                  ----------------         -----------------
           Total Liabilities                                            5,611,649                 6,829,457
                                                                  ----------------         -----------------


Partners' (Deficit) Capital:
     General partners                                                     (48,339)                  (37,625)
     Limited partners                                                   3,618,861                 3,965,289
                                                                  ----------------         -----------------
          Total Partners' (Deficit)                                     3,570,522                 3,927,664
                                                                  ----------------         -----------------

          Total Liabilities and Partners' (Deficit)                   $ 9,182,171              $ 10,757,121
                                                                  ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1998 and 1997
                 ----------------------------------------------
                                   (Unaudited)

                                                                           Three Months                 Three Months
                                                                              Ended                        Ended
                                                                          September 30,                September 30,
                                                                               1998                         1997
                                                                               ----                         ----
Income:
     Rental                                                                    $ 507,471                  $ 1,415,971
     Interest and other income                                                    63,332                       43,340
                                                                          ---------------              ---------------
     Total income                                                                570,803                    1,459,311
                                                                          ---------------              ---------------

Expenses:
     Property operations                                                         444,935                      951,653
     Interest:
          Paid to affiliates                                                      10,344                       33,092
          Other                                                                  107,850                      299,706
     Depreciation and amortization                                               126,927                       53,575
     Administrative:
          Paid to affiliates                                                      64,983                      115,733
          Other                                                                   65,070                      194,023
                                                                          ---------------              ---------------
     Total expenses                                                              820,109                    1,647,782
                                                                          ---------------              ---------------

Loss before allocated loss from joint venture                                   (249,306)                    (188,471)

Allocated loss from joint venture                                                      -                     (118,583)
                                                                          ---------------              ---------------

Net loss                                                                      $ (249,306)                  $ (307,054)
                                                                          ===============              ===============

Loss per limited partnership unit                                             $   (15.55)                  $   (19.15)
                                                                          ===============              ===============

Distributions per limited partnership unit                                    $        -                   $        -
                                                                          ===============              ===============

Weighted average number of
     limited partnership units
     outstanding                                                                  15,551                       15,551
                                                                          ===============              ===============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                    Nine Months              Nine Months
                                                                       Ended                    Ended
                                                                   September 30,            September 30,
                                                                       1998                      1997
                                                                       ----                      ----
Income:
     Rental                                                           $ 1,635,472               $ 2,108,618
     Interest and other income                                            347,298                    91,434
                                                                  ----------------         -----------------
     Total income                                                       1,982,770                 2,200,052
                                                                  ----------------         -----------------

Expenses:
     Property operations                                                1,213,826                 1,194,339
     Interest:
          Paid to affiliates                                               82,973                    44,687
          Other                                                           317,705                 1,022,156
     Depreciation and amortization                                        380,783                    75,082
     Administrative:
          Paid to affiliates                                              133,453                   203,886
          Other                                                           211,172                   263,303
                                                                  ----------------         -----------------
     Total expenses                                                     2,339,912                 2,803,453
                                                                  ----------------         -----------------

Loss before allocated loss from joint venture                            (357,142)                 (603,401)

Allocated loss from joint venture                                               -                  (135,011)
                                                                  ----------------         -----------------

Net loss                                                               $ (357,142)               $ (738,412)
                                                                  ================         =================

Loss per limited partnership unit                                      $   (22.28)               $   (46.06)
                                                                  ================         =================

Distributions per limited partnership unit                             $        -                $        -
                                                                  ================         =================
Weighted average number of
     limited partnership units
     outstanding                                                           15,551                    15,551
                                                                  ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)

                                                                    Nine Months              Nine Months
                                                                       Ended                    Ended
                                                                   September 30,            September 30,
                                                                       1998                      1997
                                                                       ----                      ----
Cash flow from operating activities:
     Net loss                                                          $ (357,142)               $ (738,412)

Adjustments to reconcile net loss to net cash (used in)
     operating activities:
     Depreciation and amortization                                        380,783                    75,082
     Loss from joint venture                                                    -                   135,011
Changes in operating assets and liabilities:
     Cash - security deposits                                              (1,271)                   (1,259)
     Escrow deposits                                                     (137,523)                 (344,481)
     Accounts receivable                                                  (77,276)                   (3,518)
     Leasing commissions                                                        -                         -
     Other assets                                                          59,980                   (21,481)
     Accounts payable and accrued expenses                                162,342                  (418,907)
     Accrued interest                                                          56                    55,132
     Security deposits and prepaid rent                                   (69,329)                  (32,809)
                                                                  ----------------         -----------------
Net cash (used in) operating activities                                   (39,380)               (1,295,642)
                                                                  ----------------         -----------------

Cash flow from investing activities:
     Capital expenditures                                                  (7,750)                        -
     Accounts receivable - affiliates                                     (72,360)                        -
     Withdrawals from mutual funds investments                          1,177,585                         -
                                                                  ----------------         -----------------
Net cash provided by investing activities                               1,097,475                         -
                                                                  ----------------         -----------------

Cash flows from financing activities:
     Accounts payable - affiliates                                        (35,708)                 (112,215)
     Principal payments on mortgages and notes                         (1,275,170)                 (126,682)
     Proceeds from mortgage refinancing                                         -                 1,331,162
     Mortgage costs                                                             -                  (137,952)
                                                                  ----------------         -----------------
Net cash (used in) provided by financing activities                    (1,310,878)                  954,313
                                                                  ----------------         -----------------

(Decrease) in cash                                                       (252,783)                 (341,329)

Cash - beginning of period                                                799,874                 1,811,962
                                                                  ----------------         -----------------

Cash - end of period                                                    $ 547,091               $ 1,470,633
                                                                  ================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                             $ 317,649               $ 1,011,711
                                                                  ================         =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)


                                                                General                       Limited Partners
                                                               Partners
                                                                Amount                 Units                   Amount
                                                                ------                 -----                   ------
Balance, January 1, 1997                                          $ (199,668)              15,551              $ 2,326,502

Net loss                                                             (22,152)                   -                 (716,260)
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1997                                       $ (221,820)              15,551              $ 1,610,242
                                                           ==================      ===============        =================




Balance, January 1, 1998                                           $ (37,625)              15,551              $ 3,965,289

Net loss                                                             (10,714)                   -                 (346,428)
                                                           ------------------      ---------------        -----------------

Balance, September 30, 1998                                        $ (48,339)              15,551              $ 3,618,861
                                                           ==================      ===============        =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1998 and 1997
                  ---------------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNER'S DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership III, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

        -----------------------------------------------------

        Investments in mutual funds
        ---------------------------

        The investments in mutual funds are stated at fair value, which approximates cost, at September 30, 1998.

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

        In August 1986 the Bryn Mawr Apartments were sold for $3,110,000. The net cash proceeds of approximately $667,000 from the sale were distributed to the investors on a pro rata basis. The Partnership recognized a gain for financial statement purposes of $1,475,313. For income tax purposes, the gain was recognized under the installment sale method.

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

        In December 1988 the Partnership sold Parc Bordeaux Apartments for a sale price of $5,300,000 which generated a total net gain for financial statement purposes of $2,338,067. For income tax purposes, the gain was recognized under the installment sale method.

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

        In November 1997, the Partnership acquired the interest of Delhurst Corporation, the other joint venture partner, for $55,000. At September 30, 1998, the Partnership owned 100% of the Inducon Amherst property. The property began to be consolidated into the Partnership's financial statements beginning November 1, 1997.

6.      MORTGAGES AND NOTES PAYABLE
        ---------------------------

        Castle Dore
        -----------

        A mortgage with a balance of $2,550,000 at September 30, 1997, providing for monthly interest payments only, bearing interest at 9.1875%. The note was to mature June 1999. This mortgage was refinanced during May 1997. This property was sold in December 1997 and the outstanding balance of the mortgage was paid in full.

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

        Inducon Amherst
        ---------------

        A mortgage with a balance of $1,846,309 and $1,868,706 at September 30, 1998 and 1997, respectively. The mortgage provides for monthly principal and interest payments of $15,250 at an interest rate of 8.62%. The balance of the mortgage note is due March 2022.

        --------------------------------------

        Ambassador Towers (formerly Cedar Ridge)
        ---------------------------------------

        A mortgage with a balance of $3,095,284 and $3,123,461 at September 30, 1998 and 1997, respectively, providing for monthly interest payments only for the first two years of the mortgage. The interest rate is 8.275% during the first year of the loan and is to be adjusted at the beginning of the second and seventh loan years to a rate equal to 2.40% plus the weekly average yield on United States Treasury Securities (8.25% at September 30, 1998), adjusted to a constant maturity of five years. Principal payments will begin in the third year of the mortgage. The note matures February 2004.

        The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

         Year                                             Amount
         ----                                             ------

         1998                                         $        76,172
         1999                                                  72,993
         2000                                                  98,990
         2001                                                 107,698
         2002                                                 117,172
         Thereafter                                         4,484,037
                                                      ---------------

         TOTAL                                        $     4,957,062
                                                      ===============


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

        Management has estimated that the fair value of the mortgages at September 30, 1998 on Ambassador Towers and Inducon Amherst approximate their carrying values of $3,095,284 and $1,846,309, respectively, as the mortgages were obtained recently.

8.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled $71,792 and $78,802 for the nine months ended September 30, 1998 and 1997, respectively.

        According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the nine months ended September 30, 1998 and 1997.

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

        Accounts receivable - affiliates amounted to $72,360 and $0 at September 30, 1998 and 1997, respectively. The balance due is payable on demand.

        Accounts payable - affiliates amounted to $0 and $83,697 at September 30, 1998 and 1997, respectively. The payable represents fees due to the general partner or to affiliates of the general partner.

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

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled $6,120 and $10,530 for the nine months ended September 30, 1998 and 1997, respectively.

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

        The reconciliation of net loss for the nine month periods ended September 30, 1998 and 1997 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:


                                                              September 30,              September 30,
                                                                 1998                        1997
                                                                 ----                        ----
        Net loss -
             Statement of operations                           $ (357,142)                $ (738,412)
        (Add to)  deduct from:
             Difference in depreciation                          ( 27,000)                  ( 75,000)
             Difference in amortization                                 -                     49,000
             Non-deductible expenses                             (195,000)                   186,000
             Difference in loss of joint venture                        -                     25,000
                                                             ------------                -----------

        Net loss for tax purposes                              $ (579,142)               $  (553,412)
                                                             ============                ===========

                                      -16-

        -----------------------

        The reconciliation of partner's (deficit) capital at September 30, 1998 and December 31, 1997 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                   September 30,              December 31,
                                                      1998                        1997
                                                      ----                        ----
        Partner's Capital -
          balance sheet                             $ 3,570,522             $   3,927,664
          Add to (deduct from):
            Accumulated difference in
            depreciation                             (4,413,495)               (4,386,495)
            Accumulated difference in
            amortization                                 77,418                    77,418
            Syndication fees and selling
            expenses                                  1,842,060                 1,842,060
            Gain on sale of property                  1,009,847                 1,009,847
            Other non-deductible expenses              (122,275)                   72,725
            Difference in book and tax
            depreciable cost basis                      915,085                   915,085
            Difference in book and tax
            basis of investments                       (596,400)                 (596,400)
            Other                                       (69,286)                  (69,286)
                                               ----------------           ---------------
        Partner's Capital -
                tax return                          $ 2,213,476              $  2,792,618
                                               ================           ===============

PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Liquidity and Capital Resources
-------------------------------

As noted in previous quarters, although the Partnership showed a significant cash shortfall for the first nine months of 1998, this was primarily due to the payment in full of the mortgage on the Perrymont Office Building. Cash flow from operations was much improved over that of the nine month period in the previous year; this shows the direction in which management feels the Partnership is going. Management continues to be optimistic that expenses will continue to decrease as tighter control is being exercised over expenditures; with more control over spending in place, management continues to focus more of its efforts on ways to increase operating revenue.

The General Partner has plans to make substantial capital improvements to the Perrymont Office Building. Work has begun and is expected to continue through the first quarter of 1999. It is felt that the physical improvements to the exterior of the building and the common parts of the interior will increase the curb appeal of the building and therefore attract new tenants. Scheduled work includes replacement of the entire HVAC system, roof repairs, addition of a new facade on the front of the building, and redecorating of all common hallways and bathrooms. Capital improvement work at Ambassador Towers continues with carpets and appliances being replaced as needed and all common hallways being renovated with new carpeting, wallpaper and paint. Also scheduled at Ambassador is parking lot sealing and replacement of several balconies. Management expects to pay for these projects out of the escrow reserve accounts set up with the lender.

There were no distributions for the nine month periods ended September 30, 1998 and 1997. The Partnership is currently using the cash generated from operations and the sales which took place in 1996 and 1997 to complete necessary capital improvements and maintenance at the remaining properties in the Partnership. The General Partner hopes to resume distributions in the near future.


Results of Operations:
----------------------

For the quarter ended September 30, 1998, the Partnership's net loss was $249,306 or $15.55 per limited partnership unit. Net loss for the quarter ended September 30, 1997 amounted to $307,054 or $19.15 per unit. For the nine month period ended September 30, 1998, the net loss was $357,142 or $22.28 per limited partnership unit as compared to $738,412 or $46.06 per limited partnership unit for the nine month period ended September 30, 1997.

-----------------------------------

Partnership revenue for the quarter ended September 30, 1998 totaled $570,803, a decrease of approximately $888,000 from the 1997 amount of $1,459,311. A decrease in rental revenue made up the entire decrease in total revenue. The decrease is attributed to there being one less complex in the Partnership since Castle Dore Apartments was sold in December 1997. Also contributing to the decrease are continuous vacancy problems at Perrymont (occupancy has been averaging approximately 75%). Although occupancy levels at Ambassador Towers continued to climb during 1998, continued vacancies at Perrymont Office Building have hurt the Partnership financially. Management believes that scheduled improvements to the properties will result in increased occupancies and cash flow by the end of 1998. The payment of the Perrymont mortgage in full in early 1998 resulted in a gain of approximately $210,000.

For the quarter ended September 30, 1998, Partnership expenses amounted to $820,109, decreasing just over $827,000 from the same 1997 quarter amount. For the nine month period ended September 30, 1998, Partnership expenses decreased by over $463,500 from the same period in 1997. Total expenses for the nine months ended September 30, 1998 and 1997 were $2,339,912 and $2,803,453, respectively. A good portion of the decrease in expenses is once again attributable to the sale in December 1997 of Castle Dore Apartments; no expenses were recorded in 1998 for this property. Additionally, there was a significant decrease in interest expense due to the sale and payment in full of the mortgage on Castle Dore Apartments. Administrative expenses paid to affiliates also saw a decrease due to less properties in the Partnership; this resulted in less management fees paid and/or accrued. Depreciation expense increased by over $305,000 between the nine months ended September 30, 1998 and 1997. This is primarily due to Inducon Amherst now being reported as a consolidated venture since the joint venture partner was bought out during 1997. Formerly, Inducon Amherst was reported as an unconsolidated joint venture. Management continues to expect to see an increase in maintenance expenses and payroll in the next several months as the properties are undergoing physical improvements, many of which are being done by using in-house labor, such as painting.

On a tax basis, the partnership had a loss of $579,142 or $36.12 per limited partner unit for the nine month period ended September 30, 1998 versus a tax loss of $553,412 or $34.52 per unit for the nine month period ended September 30, 1997.

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

Items 2, 3, 4 and 5
-------------------

Not applicable.

Item 6 - Exhibits and reports on Form 8-K
------------------------------------------

None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP III



By:      /s/   Joseph M. Jayson                               November 23, 1998
         ----------------------                               -----------------
         Joseph M. Jayson,                                    Date
         Individual General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/   Joseph M. Jayson                               November 23, 1998
         ----------------------                               -----------------
         Joseph M. Jayson,                                    Date
         President and Director




         /s/   Michael J. Colmerauer                          November 23, 1998
         ---------------------------                          -----------------
         Michael J. Colmerauer                                Date
         Secretary