Form 10-K
period 1998-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1999-05-18
CIK 733591

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

        (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the Fiscal Year Ended December 31, 1998

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ( )

                       DOCUMENTS INCORPORATED BY REFERENCE
        See page 13 for a list of all documents incorporated by reference

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

        The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. As of December 31, 1998, the Partnership owned one (1) apartment complex with 280 units and two office buildings with 124,960 total square feet of rentable space. Each of the complexes is managed for the Partnership by Realmark Corporation, an affiliate of the General Partners.

        The Partnership's acquisition and disposition of rental property, as well as its future plans concerning dispositions, is described in Note 3 to the financial statements.


        Occupancy for each complex as of December 31, 1998, 1997 and 1996 was as follows:

                                                   1998         1997       1996

Ambassador Towers (formerly Cedar Ridge)            81%         80%         90%
Perrymont                                           75%         68%         63%
Inducon Amherst                                     82%         91%          -
Castle Dore                                          -           -          96%

ITEM 1:  BUSINESS (Con't.)
-------  -----------------

        For financial statement purposes, the operations of the Partnership's properties are consolidated. The following chart lists the percentage of total Partnership revenue generated by each complex for the year indicated:

                                                1998        1997       1996

Ambassador Towers (formerly Cedar Ridge)         65%        51%         32%
Perrymont                                        16%        11%          5%
Inducon Amherst                                  19%         3%          -
Castle Dore                                       -         35%         24%
Williamsburg South                                -          -          24%
Pleasant Run                                      -          -          15%

        The business of the Partnership is not seasonal. As of December 31, 1998, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1998 were employees of the Corporate General Partner or its affiliates.

        This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Such forward-looking statements are contained in Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements.


ITEM 2: PROPERTIES
------------------

Following is a listing of properties and joint ventures owned by the Partnership at December 31, 1998:

     Name
     ----
and Location                        General Character of Property                            Purchase Date
------------                        -----------------------------                            -------------
Ambassador Towers                   Apartment complex; 6 buildings on                       December 1985
(formerly Cedar                     11.6 acres; 280 units. The outstanding
Ridge Apts.)                        mortgage balance at December 31, 1998
Monroeville, PA                     was $3,130,049.  The mortgage calls for monthly
                                    installments of principal and interest at 8.25%
                                    through maturity at February 2004.

Perrymont Office Bldg.              Office building; one building on 2.3                    August 1985
Pittsburgh, PA                      acres; 47,000 square feet. As discussed
                                    in Note 4 to the financial statements
                                    the mortgage obligation was satisfied
                                    in April 1998.


ITEM 2: PROPERTIES (Con't.)
---------------------------

     Name
     ----
and Location                        General Character of Property                            Purchase Date
------------                        -----------------------------                            -------------
Inducon Amherst                     Four office/warehouse buildings on                       April 1985
Amherst, NY                         4 acres with approximately 84,960
                                    square feet of rentable space. The
                                    outstanding mortgage balance at December 31,
                                    1998 was $1,840,748. The mortgage requires
                                    monthly payments of principal and interest
                                    of $15,250 at a rate of 8.62%. The mortgage
                                    matures March 2022.

ITEM 3: LEGAL PROCEEDINGS
-------------------------

        The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings that would impact the future financial position and operations of the Partnership.



ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

        None.

                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
---------------------------------------------------------------------

        There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

        There were no distributions during the years ended December 31, 1998, 1997 and 1996.

        As of December 31, 1998, there were 1,902 record holders of units of Limited Partnership Interest.

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                Realmark Properties Investors Limited Partnership-III
                                                -----------------------------------------------------

                                 Year Ended        Year Ended        Year Ended        Year Ended     Year Ended
                               Dec. 31, 1998     Dec. 31, 1997     Dec. 31, 1996     Dec. 31, 1995  Dec. 31, 1994
                             -------------------------------------------------------------------------------------
Total assets                   $ 9,113,917      $ 10,757,121       $ 8,869,221      $ 12,403,691      $ 13,195,397
                             =============     =============     =============     =============     =============

Notes payable and
  long-term obligations        $ 4,970,797      $  6,216,763       $ 5,431,000      $ 10,276,248      $ 10,492,540
                             =============     =============     =============     =============     =============

------------------------------------------------------------------------------------------------------------------

Revenue                        $ 2,432,298      $  3,115,179       $ 4,429,043      $  4,632,199      $  4,505,896

Expenses                         2,840,623         4,196,309         5,357,211         5,931,484         5,549,133

Loss from
  joint venture                          -          (213,416)         (142,165)          (93,698)         (164,510)
                             -------------     -------------     -------------     -------------     -------------

Loss from
  operations                      (408,325)       (1,294,546)       (1,070,333)       (1,392,983)       (1,207,747)

Gain on sale of property                 -         3,095,376         3,501,323                 -                 -

Gain on extinguishment
  of debt                          318,213                 -                 -                 -                 -
                             -------------     -------------     -------------     -------------     -------------

Net (loss) income              $   (90,112)     $  1,800,830       $ 2,430,990      $ (1,392,983)     $ (1,207,747)
                             =============     =============     =============     =============     =============

------------------------------------------------------------------------------------------------------------------

Net cash used in
  operating activities         $  (365,527)     $   (749,357)      $  (275,818)     $   (229,343)     $   (406,562)

Proceeds from refinancing                -         5,813,000                 -                 -         2,250,000

Principal payments upon
  refinancing                            -        (4,803,977)                -                 -        (1,987,220)

Principal payments upon
  sale                                   -        (2,240,764)       (4,592,357)                -                 -

Principal payments on
  long-term debt                  (962,518)         (554,380)         (313,548)         (282,015)         (243,096)
                             -------------     -------------     -------------     -------------     -------------

Net cash used in
  operating activities
  less principal payments     $ (1,328,045)     $ (2,535,478)     $ (5,181,723)     $   (511,358)     $   (386,878)
                             =============     =============     =============     =============     =============

------------------------------------------------------------------------------------------------------------------

(Loss) income per limited
  partnership unit            $      (5.62)     $     105.38      $     141.68      $     (86.89)     $     (75.33)
                             =============     =============     =============     =============     =============

Distributions per limited
  partnership unit            $          -      $          -      $          -      $          -      $          -
                             =============     =============     =============     =============     =============

Weighted average number
  of Limited Partnership
  units outstanding                 15,551            15,551            15,551            15,551            15,551
                             =============     =============     =============     =============     =============

-----------------------------------------------------------------------------------------------------------------------

                                        5

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

        Although the Partnership had negative cash flow from operations during the year ended December 31, 1998, the Partnership has been able, due to the sales of the three properties in the last two years, to maintain sufficient cash to enable it to not only fund operating activities, but also to provide for significant capital improvements at the remaining properties.

        In the beginning of April 1998, management satisfied the mortgage on the Perrymont Building. This mortgage was in default and the lender was threatening to begin foreclosure procedures. As a result of the payoff of the outstanding mortgage, the lender gave the Partnership a sizable discount on the mortgage resulting in an extraordinary gain totaling $318,213 being recognized in 1998 due to this extinguishment of debt.

        In January of 1998, a contract for the sale of the Perrymont Office Building was signed. The contract had a sales price of $1,750,000. The contract was soon after canceled by the potential buyer and management did not continue to look for a purchaser for the property. The General Partners feel, however, that the sale of this property, as well as that of Ambassador Towers, is in the best interest of the Limited Partners; management plans to again look for potential buyers through marketing in trade journals, newspapers, etc.

        Increasing occupancy, as well as decreasing delinquencies, remains the major focus of management. Management's plans include considerable renovation work at Perrymont Office Building including re-facing of the exterior of the building to give it a more updated appearance, replacement of hallway carpeting, fresh paint throughout the building, redecorating of all common area restrooms, and new signage. The work is expected to cost approximately $270,000 and is anticipated to be complete by mid-July 1999. By improving the physical appearance of the building, both inside and out, management is hopeful that new tenants will be attracted to the building.

        Low occupancies, required capital improvements due to aging portfolio of the Partnership and the repayment of a mortgage loan have reduced the Partnership's cash reserves, however management feels there is still adequate liquidity and reserves to otherwise pay its expenses. The Partnership made no distributions during 1998, 1997 or 1996. It is uncertain as to when the Partnership will be in a position to resume making distributions, although management is hopeful that a distribution will be made in the coming year once the capital improvement work scheduled at the properties is either completed or the full costs may be measured.

        Ambassador Towers, since the end of 1998, has seen a significant improvement in its occupancy (i.e., as of April 1999, occupancy reached approximately 90%). The success seen by this complex is primarily the result of new on-site staff who came to this complex from one of the competitors; these employees came with considerable experience and innovative ideas. The complex began offering new services to its residents such as a concierge office which provides dry cleaning services and travel services, and a van service taking residents to the bank, the post office, the grocery store, etc. Additionally, the complex offers free cable to all of its residents (rents were increased on a per unit basis to cover these costs to the complex). Management also feels that the property has become more attractive to potential renters since the construction of a plaza containing a large grocery store chain was completed during 1998 immediately next to the property. All hallways in the building have been re-carpeted and freshly painted and wallpapered. Carpets and appliances within units of this complex are being replaced on an as-needed basis; moreover, new cabinets, countertops and mirrors are being added to units when such improvements are deemed necessary to rent vacant units or retain current tenants. Management is optimistic that this complex will continue to see increased occupancy in the coming year.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
        ------------------------------------------------------

Liquidity and Capital Resources  (Con't.)
-------------------------------  --------

        The three complexes held by this Partnership are all deemed to be in "good" locations and competitive rental markets. With this in mind, management continues to monitor its expenses closely while also closely monitoring the rents charged and services offered by its local competition.

        The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work is scheduled to begin May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.


Results of Operations:
----------------------

        For the year ended December 31, 1998, the Partnership incurred a net loss of $90,112 or $5.62 per limited partnership unit. This loss was after considering the impact of extraordinary income from the extinguishment of debt totaling $318,213 or $19.85 per limited partnership unit. For the years ended December 31, 1997 and 1996, the Partnership had net income of $1,800,830 or $105.38 per limited partnership unit and $2,430,990 or $141.68 per limited partnership unit, respectively. The net income in these years was the result of the gain on the sale of Castle Dore Apartments during 1997, and the gains on the sales of Williamsburg South and Pleasant Run Apartments in 1996. The Partnership had a net loss before the gains recognized upon these sales of $1,294,546 and $1,070,333 for the years ended December 31, 1997 and 1996, respectively.

        Partnership revenues for the year ended December 31, 1998 totaled $2,432,298, consisting of rental income of $2,050,131 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $382,167. The decrease in rental revenue from that of the two previous years is attributed to several factors: 1) in both 1996 and 1997, the Partnership owned more residential apartment complexes which were reporting income (i.e., in 1997 there was one more complex which reported rental income of approximately $976,000 and in 1996 there were three more complexes reporting income of approximately $2,532,000); 2) the low occupancy levels throughout much of the year at Ambassador Towers; and 3) the recurrent struggle with low occupancy at Perrymont. Rental revenues in the year ended December 31, 1997 amounted to $2,828,947 and in the year ended December 31, 1996 totaled $4,004,140.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
        ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

        There was a significant amount of other income during the year ended December 31, 1996, in part due to real estate tax refunds received for tax appeals at Ambassador Towers. An increase in rental income at Perrymont of approximately $61,000 or 20% was noted when comparing 1998 and 1997; this is reflective of the increased, although still low, occupancy at December 31, 1998. There was also an increase of approximately $96,000 in interest and other income between the years ended December 31, 1998 and 1997. This increase is the result of interest income of approximately $89,000 earned on the investment of the proceeds from the previous year's sale of Castle Dore Apartments.

        Partnership expenses for the year ended December 31, 1998 totaled $2,840,623, a significant decrease from the expenses for the years ended December 31, 1997 and 1996 which were $4,196,309 and $5,357,211, respectively. Again, the Partnership has one less property contributing to the total expenses for 1998 as compared to 1997 and three less properties contributing to the total expenses when compared to 1996. For the years ended December 31, 1997 and 1996, expenses related to the properties which were sold totaled approximately $1,600,000 and $3,049,000, respectively.

        The most prominent decrease can be seen in interest-other expense. There was a decrease of approximately $876,000 or 66% between the years ended December 31, 1998 and 1997 and approximately $715,000 or 61% between the years ended December 31, 1998 and 1996. This decrease is not only attributable to there being less properties owned by the Partnership during 1998 as compared to both 1997 and 1996, but also to there no longer being a mortgage on the Perrymont Office Building; in the beginning of April 1998, management satisfied this mortgage with the lender giving the Partnership a sizable discount on the mortgage resulting in an extraordinary gain on extinguishment of debt totaling $318,213. There was also a large decrease in property operations expenses totaling approximately $268,000 between 1998 and 1997 and $989,000 between 1998 and 1996. In this case, the decrease is due to there being less properties reporting expenses in the Partnership. The three properties remaining in the Partnership at December 31, 1998 generally incurred higher operating expenses during 1998 with the exception of decreased real estate taxes totaling approximately $26,000 and decreased utility costs totaling approximately $25,000 incurred by Ambassador Towers. The increased expenses are attributable to significant non-capitalizable capital improvement work being done at the properties. Much of the work has been done by on-site personnel which resulted in higher payroll and associated costs at Ambassador Towers totaling almost $64,000. Expenses related to new carpeting, paint and appliances increased from approximately $73,000 in 1997 to over $201,000 in 1998 at Ambassador Towers. Depreciation and amortization expense decreased drastically from 1997 to 1998 and likewise from 1996 to 1998. These decreases are attributable to the decreased number of properties in the Partnership in 1998 due to sales which took place in both 1997 and 1996. Administrative expenses, other than those due to affiliates, totaled $275,151 for 1998; this is an increase of over $45,500 as compared to the year ended December 31, 1997 when they totaled $229,622. The increase is partially due to increased advertising and promotional expenses incurred by Ambassador Towers totaling approximately $23,000. The decrease in administrative expenses due to affiliates totaling over $76,000 between 1998 and 1997 and over $184,000 between 1998 and 1996 is primarily due to the sale of properties during both 1997 and 1996; the Partnership incurred less management fees due to there being less properties owned by the Partnership.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Con't.)
        ------------------------------------------------------

Results of Operations (Con't.):
-------------------------------

        For the year ended December 31, 1998, the tax basis loss was $372,451 or $23.23 per limited partnership unit compared to a tax basis income of $2,135,244 or $133.19 per unit for the year ended December 31, 1997 and income of $2,940,564 or $183.42 per limited partnership unit for the year ended December 31, 1996. The gain for tax purposes resulting from the sale of Castle Dore Apartments in 1997 totaled $4,003,583. The gain reported in 1996 from the sale of Williamsburg South and Pleasant Run for tax purposes amounted to $4,467,961.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

        The Partnership does not have investments in instruments which are subject to significant fluctuations in market risk (e.g., derivatives, options or other interest sensitive instruments).


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

        Listed under Item 14 of the report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-----------------------------------------------------
        ON ACCOUNTING AND FINANCIAL DISCLOSURE
        --------------------------------------

        None.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

        The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of March 1, 1999, are listed below. Each director is subject to election on an annual basis.

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

Michael J. Colmerauer               Secretary                                  N/A

         Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  (Con't.)
--------  --------------------------------------------------  --------

        The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 60, is Chairman and Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-General Partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson has been engaged in real estate business for the last 36 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 36 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways in forming, over 30 real estate related limited partnerships. For the past seventeen years, Mr. Jayson and J.M. Jayson & Company, Inc. and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 59, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 27 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

         Michael J. Colmerauer, 40, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 15 years.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

        No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1998, 1997 and 1996 nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor for the years ended December 31, 1998, 1997 and 1996.

ITEM 11: EXECUTIVE COMPENSATION  (Con't.)
-------------------------------  --------

        The following table sets forth for the years ended December 31, 1998, 1997 and 1996 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners:


       Entity Receiving                    Type of
         Compensation                    Compensation                1998                   1997                   1996
         ------------                    ------------                ----                   ----                   ----
Realmark Properties, Inc.
   (The Corporate
   General Partner)              Interest charged on
                                   accounts payable -
                                   affiliates                          $ 35,048               $ 49,087              $ 149,954
                                                               ----------------       ----------------       ----------------

                                 Reimbursements for
                                 allocated expenses of the
                                 General Partners:
                                    Investor Service Fees                 6,864                 17,580                 18,746
                                    Brokerage                            19,579                 15,434                 11,936
                                    Portfolio Management
                                      & Accounting Fees                  88,774                108,835                147,690

Realmark Corporation             Property Management Fees               104,553                150,726                217,095
                                 Computer Service Fees                    5,340                  8,640                 14,040
                                                               ----------------       ----------------       ----------------
                                                                        225,110                301,215                409,507
                                                               ----------------       ----------------       ----------------

                                 Total                                $ 260,158              $ 350,302              $ 559,461
                                                               ================       ================       ================

ITEM 11: EXECUTIVE COMPENSATION  (Con't.)
-------------------------------  --------

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

        No person is known to the Partnership to own of record or beneficially more than five percent (5%) of the Units of Limited Partnership Interest of the Partnership. Excluding the General Partners' interest in the Partnership ($1,000 initial capital contribution), the General Partners as of December 31, 1998 owned no Units of Limited Partnership Interest.

        Affiliates of the General Partners own of record or beneficially 284 units of Limited Partnership Interest constituting 1.82% of the Partnership Interest.

        Based upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant, all reports were filed, however two reports were filed subsequent to their required due date. These two reports contained a total of four transactions totaling 26.6 limited partnership units.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

        (a)    Transactions with Management and Others

        No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated organization are described in Item 11 of this report and in Note 7 to the financial statements.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
--------  ---------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

        (a)    Financial Statements and Schedules.
               -----------------------------------

               FINANCIAL STATEMENTS                                                    PAGE
               --------------------                                                    ----
               (i)    Independent Auditors' Report                                       15
               (ii)   Balance Sheets at December 31, 1998 and 1997                       16
               (iii)  Statements of Operations for the years ended
                        December 31, 1998, 1997 and 1996                                 17
               (iv)   Statements of Partners' Capital (Deficit) for the
                        years ended December 31, 1998, 1997 and 1996                     18
               (v)    Statements of Cash Flows for the years ended
                        December 31, 1998, 1997 and 1996                                 19
               (vi)   Notes to Financial Statements                                   20 - 29

               FINANCIAL STATEMENT SCHEDULES
               -----------------------------

               (i)    Schedule III - Real Estate and Accumulated Depreciation         30 - 31

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

        (b)    Reports on Form 8-K
               -------------------

               None

        (c)    Exhibits
               --------

        4. Instruments defining the rights of security holder, including indentures

               (a) Certificate of Limited Partners filed with the Registration Statement of the Registrant Form S-11, filed November 21, 1983, and subsequently amended incorporated herein by reference.

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
------------------------------------------------------
         REPORTS ON FORM 8-K (Con't.)
         ----------------------------


10.     Material contracts

               (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

               (b) Partnership Agreement included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.


27.     Financial Data Schedule

               (a)    Schedule is included herewith.

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership - III:

We have audited the accompanying balance sheets of Realmark Property Investors Limited Partnership-III as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-III at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Buffalo, New York

April 23, 1999

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------

Assets                                                                                        1998                 1997
------
                                                                                        -----------------     ----------------
Property, at cost (including assets held for sale, see Note 3):
  Land                                                                                       $   777,709         $    777,709
  Buildings and improvements                                                                  10,774,134           10,649,818
  Furniture and fixtures                                                                         973,753              959,752
                                                                                        ----------------      ---------------
                                                                                              12,525,596           12,387,279
  Less accumulated depreciation                                                                5,772,493            5,544,716
                                                                                        ----------------      ---------------
      Property, net                                                                            6,753,103            6,842,563


Cash                                                                                             387,827              857,649
Investments in mutual funds                                                                    1,390,598            2,507,650
Trade accounts receivable, net of allowance for doubtful accounts
  of $203,157 and $431,151 for 1998 and 1997, respectively                                         7,812               35,942
Accounts receivable - affiliates                                                                 103,210                    -
Escrow deposits                                                                                  272,310              255,867
Other assets                                                                                     199,057              257,450
                                                                                        ----------------      ---------------

           Total Assets                                                                      $ 9,113,917         $ 10,757,121
                                                                                        ================      ===============


Liabilities and Partners' (Deficit) Capital

Liabilities:
  Mortgages payable                                                                          $ 4,970,797          $ 6,216,763
  Accounts payable and accrued expenses                                                          150,707              192,702
  Accounts payable - affiliates                                                                        -               35,707
  Interest payable                                                                                36,249              199,407
  Security deposits and prepaid rents                                                            118,612              184,878
                                                                                        ----------------      ---------------
           Total Liabilities                                                                   5,276,365            6,829,457
                                                                                        ----------------      ---------------

Partners' (deficit) capital:
  General partners                                                                               (40,328)             (37,625)
  Limited partners                                                                             3,877,880            3,965,289
                                                                                        ----------------      ---------------
           Total Partners' (Deficit) Capital                                                   3,837,552            3,927,664
                                                                                        ----------------      ---------------

           Total Liabilities and Partners' (Deficit) Capital                                 $ 9,113,917         $ 10,757,121
                                                                                        ================      ===============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                                          1998                 1997                 1996
                                                                    ----------------     ----------------     ----------------
Income:
  Rental                                                             $    2,050,131       $    2,828,947       $    4,004,140
  Interest and other                                                        382,167              286,232              424,903
                                                                    ---------------      ---------------      ---------------
  Total income                                                            2,432,298            3,115,179            4,429,043
                                                                    ---------------      ---------------      ---------------

Expenses:
  Property operations                                                     1,595,748            1,863,882            2,584,892
  Interest:
    To affiliates                                                            35,048               49,087              149,954
    Other                                                                   449,890            1,326,226            1,165,193
  Depreciation and amortization                                             259,676              426,277              609,105
  Administrative:
    To affiliates                                                           225,110              301,215              409,507
    Other                                                                   275,151              229,622              438,560
                                                                    ---------------      ---------------      ---------------
  Total expenses                                                          2,840,623            4,196,309            5,357,211
                                                                    ---------------      ---------------      ---------------

Loss before allocated loss from joint venture,
  gain on sale of properties and extraordinary gain                        (408,325)          (1,081,130)            (928,168)

Allocated loss from joint venture                                                 -             (213,416)            (142,165)

Gain on sale of properties                                                        -            3,095,376            3,501,323

Extraordinary gain on extinguishment of debt                                318,213                    -                    -
                                                                    ---------------      ---------------      ---------------

Net (loss) income                                                    $      (90,112)      $    1,800,830       $    2,430,990
                                                                    ===============      ===============      ===============

(Loss) income per limited partnership unit                           $        (5.62)      $       105.38       $       141.68
                                                                    ===============      ===============      ===============


Distributions per limited partnership unit                           $            -       $            -       $            -
                                                                    ===============      ===============      ===============

Weighted average number of limited partnership
  units outstanding                                                          15,551               15,551               15,551
                                                                    ===============      ===============      ===============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    -----------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                                     General
                                                                    Partners                   Limited Partners
                                                                     Amount              Units              Amount
                                                                     ------              -----              ------
Balance, January 1, 1996                                              $ (427,399)          15,551            $   123,243

Net income                                                               227,731                -              2,203,259
                                                                 ---------------      -----------      -----------------

Balance, December 31, 1996                                              (199,668)          15,551              2,326,502

Net income                                                               162,043                -              1,638,787
                                                                 ---------------      -----------      -----------------

Balance, December 31, 1997                                               (37,625)          15,551              3,965,289

Net (loss)                                                                (2,703)               -                (87,409)
                                                                 ---------------      -----------      -----------------

Balance, December 31, 1998                                             $ (40,328)          15,551            $ 3,877,880
                                                                 ===============      ===========      =================

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                                         1998                 1997                  1996
                                                                    ----------------     ----------------      ----------------
Cash flows from operating activities:
  Net (loss) income                                                       $ (90,112)         $ 1,800,830           $ 2,430,990
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                           259,676              426,277               609,105
    Amortization of mortgage discounts                                            -              706,399                60,657
    Loss from joint venture                                                       -              213,416               142,165
    Gain on extinguishment of debt                                         (318,213)                   -                     -
    Gain on sale of properties                                                    -           (3,095,376)           (3,501,323)
  Changes in operating assets and liabilities:
    Cash - security deposits                                                      -               56,086                (2,097)
    Trade accounts receivable                                                28,130              (35,873)               21,169
    Other assets                                                             26,413             (116,369)               (3,280)
    Accounts payable and accrued expenses                                   (41,997)            (673,389)              (64,743)
    Interest payable                                                       (163,158)              85,233                11,459
    Security deposits and prepaid rents                                     (66,266)            (116,591)               20,080
                                                                    ---------------      ---------------       ---------------
Net cash used in operating activities                                      (365,527)            (749,357)             (275,818)
                                                                    ---------------      ---------------       ---------------

Cash flows from investing activities:
  Property acquisitions                                                    (138,234)            (147,142)               (7,307)
  Decrease in escrow deposits                                               (16,443)                   -                     -
  Proceeds from dispositions of properties                                        -            4,986,608             8,088,000
  Buyout of investment in joint venture                                           -              (55,000)                    -
  Decrease (increase) investments in mutual funds                         1,117,052           (2,507,650)                    -
                                                                    ---------------      ---------------       ---------------
Net cash provided by investing activities                                   962,375            2,276,816             8,080,693
                                                                    ---------------      ---------------       ---------------

Cash flows from financing activities:
  Decrease in cash overdraft                                                      -                    -               (36,921)
  Decrease in accounts payable - affiliates                                (138,917)            (695,651)           (1,050,087)
  Proceeds from mortgage payable                                             34,765                    -                     -
  Proceeds from mortgage refinancing                                              -            5,813,000                     -
  Principal payments at mortgage refinancing                                      -           (4,803,977)                    -
  Principal payments at sale of property                                          -           (2,240,764)           (4,592,357)
  Principal payments on mortgages                                          (962,518)            (554,380)             (313,548)
                                                                    ---------------      ---------------       ---------------
Net cash used in financing activities                                    (1,066,670)          (2,481,772)           (5,992,913)
                                                                    ---------------      ---------------       ---------------

Net (decrease) increase in cash                                            (469,822)            (954,313)            1,811,962

Cash - beginning of year                                                    857,649            1,811,962                     -
                                                                    ---------------      ---------------       ---------------

Cash - end of year                                                        $ 387,827            $ 857,649           $ 1,811,962
                                                                    ===============      ===============       ===============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
              ----------------------------------------------------


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


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        ------------------------------------------

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

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
        ---------------------------------------------------

        (b)    Property and Depreciation
               -------------------------

        Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives of the Partnership's assets range from 5 to 25 years. Depreciation expense totaled $227,696, $232,606 and $449,241 for the years ended December 31, 1998, 1997 and
1996, respectively. For further discussion, see Note 3.

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


        (e)    Investments in Mutual Funds
               ---------------------------

        The investments in mutual funds are stated at fair value, which approximates cost, at December 31, 1998.

        (f)    Comprehensive Income
               --------------------

        The Partnership has adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Con't.):
        ---------------------------------------------------

        (g)    Segment Information
               -------------------

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its partners.


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

        In April 1985, the Partnership entered into an agreement and formed Inducon Joint Venture Amherst. Under the terms of the joint venture agreement, the Partnership supplied capital to acquire the land and undertake initial development to the extent of $545,000 in Phase I and an additional $275,000 on Phase II.

        In June 1985, the Partnership acquired a 200 unit apartment complex (Williamsburg South Apartments) located in Atlanta, Georgia, for a purchase price of $4,764,200, which included $368,745 in acquisition fees. In connection with this acquisition, the Partnership obtained from the seller a Purchase Money Mortgage in the amount of $3,300,000.

        In August 1985, the Partnership acquired an office complex containing approximately 40,000 net rentable square feet (Perrymont Office Building) located in Pittsburgh, Pennsylvania, for a purchase price of $2,078,788, which included $168,697 in acquisition fees.

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

        In November 1997, the Partnership acquired the remaining 50% interest in Inducon Joint Venture Amherst through a buyout of the other joint venturer. The Partnership owns 100% of the property.

        In December 1997, the Partnership sold the Castle Dore Apartments for a sales price of $5,160,000, less related fees of approximately $174,000. The sales generated a total net gain of $3,095,376 for financial statement purposes.

        During 1998, management continued its plans to sell the assets of the Ambassador Towers, as this was determined to be in the best interests of the investors. The carrying value of the assets were $3,516,633 at December 31, 1998, and the property generated a net loss of $134,630 during the year ended December 31, 1998.

        Financial Accounting Standards Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of (the "Statement") requires that assets to be disposed of, be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Ambassador Towers are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense not recorded for the years ended December 31, 1998, 1997 and 1996 totaled approximately $222,000, $173,000 and $133,000, respectively.

4.      MORTGAGES PAYABLE:
        -----------------

        The Partnership has the following mortgages payable:

        Perrymont
        ---------

        The outstanding mortgage of $1,259,701 at December 31, 1997 was satisfied in April 1998. The satisfaction of the mortgage resulted in an extraordinary gain on the extinguishment of debt of $318,213 or $19.85 per limited partnership unit.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------

3.      MORTGAGES PAYABLE (Con't.):
        --------------------------

               Ambassador Towers (formerly Cedar Ridge)
               ----------------------------------------

        This mortgage provided for payments of interest only through December 1998. Monthly installments of principal and interest are due through maturity at February 1, 2004. The interest rate was 8.275% during the first loan year and was adjusted to 8.25% in 1998. The mortgage had a balance of $3,130,049 and $3,095,284 at December 31, 1998 and 1997, respectively.

               Inducon Amherst
               ---------------

        A mortgage with a balance of $1,840,748 and $1,861,778 at December 31, 1998 and 1997, respectively. The mortgage provides for monthly principal and interest payments of $15,250 at a rate of 8.62%. The remaining balance is due March 2022.

        The Partnership is currently not in compliance with certain covenants related to the above mortgages.

        The above mortgages are secured by the properties to which they relate.

        The aggregate maturities of mortgages, assuming principal payments will not be accelerated, for each of the next five years and thereafter are as follows:

      Year                                                     Amount
      ----                                                     ------
1999                                                            $ 69,107
2000                                                              71,674
2001                                                              77,927
2002                                                              84,726
2003                                                              92,119
Thereafter                                                     4,575,244
                                                        ----------------

TOTAL                                                        $ 4,970,797
                                                        ================

                                       24

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


5.      FAIR VALUE OF FINANCIAL INSTRUMENTS:
--      ------------------------------------

        Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of accounts receivable, accounts payable, accrued expenses, deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

        Management has estimated that the fair values of the mortgages payable on Ambassador Towers and Inducon Amherst approximate $3,200,000 and $2,000,000, respectively, based on current interest rates for mortgages of similar terms. The carrying values of the mortgages were approximately $3,130,000 and $1,841,000, respectively, at December 31, 1998.

        The terms of these mortgages are described in Note 4.


6.      INVESTMENT IN JOINT VENTURE:
--      ----------------------------

        In April 1985, the Partnership entered into an agreement and formed Inducon Joint Venture Amherst (the Venture), for the primary purpose of constructing office/warehouse buildings in Erie County, New York, as income-producing property. The site is part of the Amherst Foreign Trade Zone. This is U.S. Customs Territory under Federal Supervision where foreign and domestic merchandise is brought for storage, manufacture, salvage, repair, exhibit, repacking, relabeling, and re-export. Under the terms of the Joint Venture Agreement, the Partnership supplied capital to acquire the land and undertake initial development, to the extent of $545,000 in Phase I and an additional $275,000 on Phase II.

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

        In November 1997, the Partnership acquired the interest of Delhurst Corporation, the other joint venture partner, for $55,000. The Partnership now owns 100% of the Inducon Amherst property. The results of the property's operations for the period January 1, 1997 through October 31, 1997 and for the year ended December 31, 1996 were allocated in accordance with the Joint Venture agreement.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


7.      PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS:
        -------------------------------------------------------

        According to the terms of the Partnership Agreement, the General Partners are allowed to collect property disposition fees upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties of 2.75% of the sales price. The property disposition fee is subordinate to payments to the Limited Partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the Limited Partners of an amount equal to their capital contributions.

        The General Partners have not to date received a disposition fee on the sale of the Bryn Mawr Apartments or Parc Bordeaux, as the Limited Partners of the Partnership have not received a return of 7% on their average adjusted capital or their original capital as defined in the partnership agreement. The fee earned in the sale of the Bryn Mawr Apartments, Parc Bordeaux Apartments, Williamsburg South Apartments, Pleasant Run Apartments and Castle Dore Apartments will not be recorded as liabilities in the partnership financial statements until such time as payment is probable.

        Management fees for the properties are paid to an affiliate of the General Partners. The management agreement provides for 5% of gross monthly receipts of the properties to be paid as fees for administering the operations of the properties. These fees totaled $104,553, $150,726 and $217,095 for the years ended December 31, 1998, 1997 and 1996, respectively.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partners. The fee is based upon the number of apartment units and totaled $5,340, $8,640 and $14,040 for the years ended December 31, 1998, 1997 and 1996.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


7.      PROPERTY MANAGEMENT FEES AND RELATED PARTY TRANSACTIONS (Con't.):
        ----------------------------------------------------------------

        Pursuant to the terms of the partnership agreement, the Corporate General Partner charged the Partnership for reimbursement of certain costs and expenses incurred by the Corporate General Partner and its affiliates in connection with the administration of the Partnership. These charges were for the Partnership's allocated share of such costs and expenses which include payroll, legal, rent, depreciation, printing, mailing, travel, and communication costs related to partnership accounting, partner communication and relations, property marketing, and refinancing and are included in property operations. Additionally, Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. Such charges totaled $115,217, $141,849 and $178,372, respectively.

        The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement), of which 2% is subordinated to the receipt by the Limited Partners of a non-cumulative annual cash return equal to 7% of the average of their adjusted Capital Contributions (as defined in the Partnership Agreement). The Corporate General Partner is paid its 5% Partnership Management Fee annually as cash flow allows. The 2% subordinated fee will not be paid or accrued until such time as the Limited Partners have received their 7% return and payment of the fee becomes probable.
No fee was paid for the years ended December 31, 1998, 1997 and 1996.

        Accounts receivable from affiliates totaled $103,210 at December 31, 1998.

        Accounts payable to affiliates amounted to $35,707 at December 31, 1997. Interest charged on amounts due affiliates totaled $35,048, $49,087 and $149,954 for the years ended December 31, 1998, 1997 and 1996, and was calculated at a rate of 11% of the average balance.

        All amounts receivable from or payable to affiliates are due upon demand.


8.      LEASES:
        ------

        In connection with its commercial properties, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years under noncancelable operating leases are as follows:

                           Year                                       Amount
                           ----                                       ------

                           1999                                      $ 476,664
                           2000                                        352,299
                           2001                                        174,305
                           2002                                         96,172
                           2003                                         34,079
                                                               ---------------

                          Total                                    $ 1,133,519
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

        The reconciliation of net (loss) income for the years ended December 31, 1998, 1997 and 1996, as reported in the statement of operations, and as reported for tax return purposes is as follows:

                                                                1998              1997              1996
                                                           ----------------  ----------------  ----------------
Net (loss) income -
  Statements of operations                                      $  (90,112)     $ 1,800,830        $ 2,430,990

Add to (deduct from):
  Difference in depreciation                                       117,135         (151,699)          (310,146)

  Difference in amortization                                             -                -             65,724

  Difference in gain on sale of properties                               -          860,302            966,637

  Non deductible expenses / non taxable income                    (399,474)        (487,362)          (246,668)

  Difference in loss of joint venture                                    -          113,173             34,027
                                                           ---------------   --------------    ---------------

Net (loss) income - tax return purposes                         $ (372,451)     $ 2,135,244        $ 2,940,564
                                                           ===============   ==============    ===============


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Continued)
                                   -----------


9.      INCOME TAXES (Con't.):
        ---------------------

        The reconciliation of Partners' Capital for the years ended December 31, 1998, 1997 and 1996, as reported in the balance sheet and as reported for tax return purposes, is as follows:

                                                            1998                 1997                1996
                                                      -----------------    -----------------   -----------------
Partners' Capital  - Balance Sheet                          $3,837,552          $ 3,927,664         $ 2,126,834

Add to (deduct from):
  Accumulated difference in depreciation                    (4,269,360)          (4,386,495)         (4,234,796)
  Accumulated amortization of
    mortgage discounts                                          77,418               77,418              77,418
  Syndication fees and selling expenses                      1,842,060            1,842,060           1,842,060
  Gain on sale of properties                                 1,009,847            1,009,847             149,545
  Other nondeductible expenses /
    non taxable income                                        (326,749)              72,725             560,087
  Difference in book and tax
    depreciable cost basis                                     915,085              915,085             915,085
  Difference in book and tax
    basis of investments                                      (596,400)            (596,400)           (709,573)
  Other                                                        (69,286)             (69,286)            (69,286)
                                                      ----------------     ----------------    ----------------

Partners' Capital - tax return
  purposes                                                 $ 2,420,167          $ 2,792,618           $ 657,374
                                                      ================     ================    ================

10.     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        ------------------------------------------------

                                                              1998                1997                 1996
                                                         --------------      ---------------      --------------
Cash paid for interest                                        $ 613,048           $1,227,146          $1,153,734
                                                         ==============      ===============      ==============

11.     RECLASSIFICATIONS:
        -----------------

         Certain reclassifications have been made to the 1997 and 1996 balances to conform with the classifications used in 1998.

SCHEDULE III

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP-III
               ---------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------

                                         Initial Cost to                                     Gross amounts at which
                                           Partnership                 Cost                Carried at Close of Period
                                   -----------------------------   Capitalized    ---------------------------------------------
   Property                                                        Subsequent to                                     (1)(2)
  Description      Encumbrances        Land         Buildings      Acquisition        Land         Buildings         Total
  -----------      ------------        ----         ---------      -----------        ----         ---------         -----
Perrymont Office
  Bldg.
  Pittsburgh, PA    $         -       $ 100,000     $ 1,978,788     $   156,205       $ 100,000   $  2,134,993     $ 2,234,993

Ambassador Towers
  (formerly Cedar
  Ridge Apts.)
  Monroeville, PA     3,130,049         500,000       5,001,729         270,680         500,000      5,272,409       5,772,409

  Inducon Amherst
  Amherst, NY         1,840,748         177,709               -       3,366,732         177,709      3,366,732       3,544,441
                   ------------    ------------    ------------    ------------   -------------   ------------    ------------

                    $ 4,970,797       $ 777,709     $ 6,980,517     $ 3,793,617       $ 777,709   $ 10,774,134    $ 11,551,843
                   ============    ============    ============    ============   =============   ============    ============


(RESTUBBED TABLE)
                                                       Life on
                                                        Which
                                                     Depreciation
                                                      In Latest
                                                      Statement
                          (3)(4)                          Of
                        Accumulated       Date of     Operations
                        Depreciation   Construction   Is Computed
                        ------------   ------------   -------------
Perrymont Office             $ 1,081,740     8/85        25 Years
  Bldg.
  Pittsburgh, PA

Ambassador Towers
  (formerly Cedar              2,269,776     12/85       25 Years
  Ridge Apts.)
  Monroeville, PA
                               1,464,309     4/85        25 Years
  Inducon Amherst           ------------
  Amherst, NY
                             $ 4,815,825
                            ============

                        30

SCHEDULE III
------------
   (Continued)

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1998
                                -----------------


(1) Cost for Federal income tax purposes is $11,551,843.

(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 1998, 1997 and 1996 is as follows:

                                                          Partnership Properties

                                              1998                  1997                  1996
                                              ----                  ----                  ----
Balance at beginning of                     $  11,427,527        $  10,967,459         $  18,648,605
period
Additions                                         124,316            3,660,348                 7,307
Dispositions                                            -          (3,200,280)           (7,688,453)
                                        -----------------     ----------------      ----------------
Balance at end of period                    $  11,551,843        $  11,427,527         $  10,967,459
                                        =================     ================      ================

 (3) A reconciliation of accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                        Partnership Properties

                                              1998                  1997                  1996
                                              ----                  ----                  ----
Balance at beginning of period               $  4,593,221          $  4,371,230          $  7,061,771
Additions charged to cost and
expenses
  during the period                               222,604               202,212               449,241
Additions of joint ventures                             -             1,328,827                     -
Dispositions                                            -            (1,309,048)           (3,139,782)
                                        -----------------     -----------------     -----------------
Balance at end of period                     $  4,815,825          $  4,593,221          $  4,371,230
                                        =================     =================     =================

 (4)  Balance applies entirely to buildings.

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - III


By:     /s/  Joseph M. Jayson                             05/14/99
        ---------------------                             --------
        JOSEPH M. JAYSON,                                   Date
        Individual General Partner


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     REALMARK PROPERTIES, INC.
        Corporate General Partner

        /s/  Joseph M. Jayson                             05/14/99
        ----------------------------                      --------
        JOSEPH M. JAYSON,                                    Date
        President and Director


        /s/  Judith P. Jayson                             05/14/99
        ----------------------------                      --------
        JUDITH P. JAYSON,                                   Date
        Director


        /s/  Michael J. Colmerauer                        05/14/99
        ----------------------------                      --------
        MICHAEL J. COLMERAUER                               Date
        Secretary