Form 10-Q
period 1999-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1999-06-24
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
March 31, 1999                                                0-13331


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
             (Exact Name of Registrant as specified in its Charter)

Delaware                                    16-1234990
-----------------                           --------------------------
(State of Formation)                        (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. ( )

As of March 31, 1999, the issuer had 15,551 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------

                                      INDEX
                                      -----

                                                                            PAGE NO.
                                                                            --------
PART I:  FINANCIAL INFORMATION
-------  ---------------------
                  Balance Sheets -
                           March 31, 1999 and December 31, 1998                 3

                  Statements of Operations -
                           Three Months Ended March 31, 1999 and 1998           4

                  Statements of Cash Flows -
                           Three Months Ended March 31, 1999 and 1998           5

                  Statements of Partners' (Deficit) Capital -
                           Three Months Ended March 31, 1999 and 1998           6

                  Notes to Financial Statements                               7 - 17


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  ----------------------------------
                  OPERATIONS                                                 18 - 21
                  ----------

PART III:         FINANCIAL DATA SCHEDULE
---------         -----------------------


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
              ---------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                      March 31, 1999 and December 31, 1998
                      ------------------------------------
                                  (Unaudited)

                                                                 March 31,         December 31,
                                                                   1999               1998
ASSETS                                                             ----               ----
------

Property, at cost:
       Land                                                   $    777,709        $   777,709
       Buildings and improvements                               10,774,134         10,774,134
       Furniture and fixtures                                      973,753            973,753
                                                              ------------        -----------
                                                                12,525,596         12,525,596
       Less accumulated depreciation                             5,881,113          5,772,493
                                                              ------------        -----------
       Property, net                                             6,644,483          6,753,103


Cash                                                               223,453            387,827
Investments in mutual funds                                      1,407,564          1,390,598
Escrow deposits                                                    354,832            272,310
Accounts receivable, net of allowance for
       doubtful accounts of $223,206 and
       $203,157, respectively                                       16,395              7,812
Accounts receivable - affiliates                                   115,305            103,210
Mortgage costs, net of accumulated
       amortization of $77,409 and $59,577                         131,098            148,930
Leasing commissions, net of accumulated
       amortization of $135,405 and $134,931                         1,099              1,573
Other assets                                                        37,322             48,554
                                                               -----------        -----------

             Total Assets                                      $ 8,931,551        $ 9,113,917
                                                               ===========        ===========

LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
       Mortgages payable                                       $ 4,967,336        $ 4,970,797
       Accounts payable and accrued expenses                       184,084            150,707
       Accrued interest                                             58,008             36,249
       Security deposits and prepaid rents                         129,714            118,612
                                                               -----------        -----------
                  Total Liabilities                              5,339,142          5,276,365
                                                               -----------        -----------

Partners' (Deficit) Capital:
       General partners                                            (47,682)           (40,328)
       Limited partners                                          3,640,091          3,877,880
                                                               -----------          ---------
               Total Partners' (Deficit)                         3,592,409          3,837,552
                                                               -----------          ---------

               Total Liabilities and
                     Partners' (Deficit)                       $ 8,931,551        $ 9,113,917
                                                               ===========        ===========


                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
              ---------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                  (Unaudited)

                                                        Three Months             Three Months
                                                           Ended                     Ended
                                                         March 31,                 March 31,
                                                            1999                     1998
                                                            ----                     ----
Income:
   Rental                                              $  576,791               $  476,848
   Interest and other income                               68,663                  239,161
   Total income                                        ----------               ----------
                                                          645,454                  716,009
                                                       ----------               ----------

Expenses:
   Property operations                                    526,747                  249,915
   Interest:
      To affiliates                                          --                     27,118
      Other                                               108,272                  104,164
   Depreciation and amortization
   Partnership operations:                                126,926                  126,928
      To affiliates                                        41,838                   26,860
      Other                                                86,814                   76,913
                                                       ----------               ----------
   Total expenses                                         890,597                  611,898
                                                       ----------               ----------


Net (loss) income                                      $ (245,143)              $  104,111
                                                       ==========               ==========

(Loss) income per limited partnership unit             $   (15.29)              $     6.49
                                                       ==========               ==========

Distributions per limited partnership unit             $      --                $      --
                                                       ==========               ==========

Weighted average number of
   limited partnership units                               15,551                   15,551
   outstanding                                         ==========               ==========



                        See notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
              ---------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                  (Unaudited)

                                                                Three Months                 Three Months
                                                                   Ended                        Ended
                                                                 March 31,                     March 31,
                                                                    1999                         1998
                                                                    ----                         ----
Cash flow from operating activities:
   Net (loss) income                                            $(245,143)                     $104,111

Adjustments to reconcile net (loss) income to
   net cash (used in) provided by operating
   activities:
   Depreciation and amortization                                  126,926                       126,454
Changes in operating assets and liabilities:
   Cash - security deposits                                          --                         (54,665)
   Investment in money market account                             (16,966)                      993,997
   Escrow deposits                                                (82,522)                       12,292
   Accounts receivable                                             (8,583)                       (2,115)
   Leasing commissions                                               --                            --
   Other assets                                                    11,232                        22,321
   Accounts payable and accrued expenses                           33,377                          (228)
   Accrued interest                                                21,759                            89
   Security deposits and prepaid rent                              11,102                       (13,498)
                                                                ---------                     ---------
Net cash (used in) provided by operating activities              (148,818)                    1,188,758
                                                                ---------                     ---------

Cash flow from investing activities:
   Capital expenditures                                              --                          (7,750)
   Accounts receivable - affiliates                               (12,095)                          --
                                                                ---------                     ---------

Net cash used in investing activities                             (12,095)                       (7,750)
                                                                ---------                     ---------

Cash flows from financing activities:
   Accounts payable - affiliates                                     --                         (12,467)
   Principal payments on mortgages and notes                       (3,461)                   (1,626,114)
   Proceeds from mortgage refinancing                                --                         360,765
   Mortgage costs                                                    --                            --
                                                                ---------                   -----------
Net cash used in financing activities                              (3,461)                   (1,277,816)
                                                                ---------                   -----------

(Decrease) in cash                                               (164,374)                      (96,808)

Cash - beginning of period                                        387,827                       857,649
                                                                ---------                   -----------

Cash - end of period                                            $ 223,453                   $   760,841
                                                                =========                   ===========
Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                       $  86,513                   $   131,193
                                                                =========                   ===========



                        See notes to financial statements

               REALMARKPROPERTY INVESTORS LIMITED PARTNERSHIP III
               --------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)

                                          General                       Limited Partners
                                          Partners
                                           Amount                 Units               Amount
                                           ------                 -----               ------
Balance, January 1, 1998              $   (37,625)                15,551           $ 3,965,289

Net income                                  3,123                   --                 100,988
                                      -----------            -----------           -----------

Balance, March 31, 1998               $   (34,502)                15,551           $ 4,066,277
                                      ===========            ===========           ===========


Balance, January 1, 1999              $   (40,328)                15,551           $ 3,877,880


Net loss                                   (7,354)                  --                (237,789)
                                      -----------            -----------           -----------

Balance, March 31 ,1999               $   (47,682)                15,551           $ 3,640,091
                                      ===========            ===========           ===========


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                   (Unaudited)



1.      GENERAL PARTNER'S DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership III, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the three months ended March 31, 1999 and 1998 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.

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

        Under the Partnership agreement, the General Partners and affiliates can receive compensation for certain services rendered and reimbursement for certain expenses incurred on behalf of the Partnership.

        ---------------------------------------------------

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

        -------------------------------------------------------

        Investments in mutual funds
        ---------------------------

        The investments in mutual funds are stated at fair value, which approximates cost, at March 31, 1999.

        Comprehensive Income
        --------------------

        The Partnership has adopted Statement of Financial Accounting Standards
        (SFAS) No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources". Other than net income (loss), the Partnership has no other sources of comprehensive income.

        Segment Information
        -------------------

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Partnership's only operating segment is the ownership and operation of income- producing real property for the benefit of its limited partners.

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

        -----------------------------------------------------------

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

        -----------------------------------------

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


6.      MORTGAGES PAYABLE
        -----------------

        Inducon Amherst
        ---------------

        A mortgage with a balance of $1,837,287 and $1,856,129 at March 31, 1999 and 1998, respectively. The mortgage provides for monthly principal and interest payments of $15,250 at an interest rate of 8.62%. The balance of the mortgage note is due March 2022.

        Ambassador Towers (formerly Cedar Ridge)
        ----------------------------------------

        A mortgage with a balance of $3,130,049 at both March 31, 1999 and 1998, providing for monthly interest payments only for the first two years of the mortgage. The interest rate is 8.275% during the first year of the loan and is to be adjusted at the beginning of the second and seventh loan years to a rate equal to 2.40% plus the weekly average yield on United States Treasury Securities (8.25% at March 31, 1999), adjusted to a constant maturity of five years. Principal payments will begin in the third year of the mortgage. The note matures February 2004.

        The above mortgages are secured by the properties to which they relate.

        ------------------------------

        The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

                  Year                                          Amount
                  ----                                          ------

                  1999                                        $    69,107
                  2000                                             71,674
                  2001                                             77,927
                  2002                                             84,726
                  2003                                             92,119
                  Thereafter                                    4,575,244
                                                              -----------

                  TOTAL                                       $ 4,970,797
                                                              ===========


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

        Management has estimated that the fair value of the mortgages at March 31, 1999 on Ambassador Towers and Inducon Amherst approximate their carrying values of $3,130,049 and $1,837,287, respectively, as the mortgages were obtained recently.

8.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property, provided such amount is not in excess of the competitive rate for the same geographic area. These fees totaled $21,600 and $26,860 for the three months ended March 31, 1999 and 1998, respectively.

        According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the three months ended March 31, 1999 and 1998.

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

        Accounts receivable - affiliates amounted to $115,305 at March 31, 1999. The balance due is payable on demand. Interest charged on amounts due from affiliates is accrued at the rate of 11% per annum compounded quarterly based on the average outstanding balance.

        ---------------------------------------

        Accounts payable - affiliates amounted to $23,240 at March 31, 1998. The payable represents fees due to the general partner or to affiliates of the general partner. Interest charged on amounts due affiliates was accrued at the rate of 11% per annum compounded quarterly based on the average outstanding balance.

        Pursuant to the terms of the Partnership agreement, the corporate general partner charges the Partnership for reimbursement of certain costs and expenses incurred on behalf of or in connection with the Partnership. These charges were for the Partnership's allocated share of costs and expenses related to, among other things, partnership accounting, partner communication and relations, and disposition of properties. Certain expenses are allocated based on total assets, number of partners and number of units, respectively.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner based, in part, upon the number of apartment units and complexes. Such amounts totaled $1,335 and $8,295 for the three months ended March 31, 1999 and 1998, respectively.

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

        -------------------------

        The reconciliation of net loss for the three month periods ended March 31, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                      March 31,        March 31,
                                                        1999             1998
                                                        ----             ----
        Net (loss) income -
             Statement of operations                 $(245,143)        $104,111
        (Add to) deduct from:
             Difference in depreciation                 30,000          (22,660)
             Difference in amortization                   --              2,115
             Non-deductible expenses                   (90,000)          12,467
             Difference in loss of joint venture          --               --
                                                     ---------         --------

        Net (loss) income for tax purposes           $(305,143)        $ 96,033
                                                     =========         ========

        The reconciliation of partner's (deficit) capital at March 31, 1999 and December 31, 1998 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                               March 31,          December 31,
                                                 1999                 1998
                                                 ----                 ----

Partner's Capital -
 balance sheet                              $ 3,592,409           $ 3,837,552
 Add to (deduct from):
      Accumulated difference in
      depreciation                           (4,239,360)           (4,269,360)
      Accumulated difference in
      amortization                               77,418                77,418
      Syndication fees and selling
      expenses                                1,842,060             1,842,060
     Gain on sale of property                 1,009,847             1,009,847
     Other non-deductible expenses             (416,749)             (326,749)
     Difference in book and tax
     depreciable cost basis                     915,085               915,085
     Difference in book and tax
     basis of investments                      (596,400)             (596,400)
     Other                                      (69,286)              (69,286)
                                            -----------           -----------
Partner's Capital -
tax return                                  $ 2,115,024           $ 2,420,167
                                            ===========           ===========

        PART II:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS
                   -------------------------

        Liquidity and Capital Resources
        -------------------------------

        Although the Partnership showed a significant cash shortfall for the first three months of 1999, management believes there is sufficient cash to complete scheduled capital improvements and maintenance at the three properties remaining in the Partnership, while also funding the properties' operating activities. Management continues to be optimistic that expenses will decrease as tighter control is being exercised over expenditures. Management is also focusing its efforts heavily on ways to increase operating revenue.

        The General Partner began substantial capital improvement work at the Perrymont Office Building, including re-facing the exterior of the building, resealing of the parking lot, replacement of hallway carpeting, redecorating of all common area restrooms, and new signage. Work is expected to cost approximately $270,000 and be completed during the fall of 1999. It is believed that the physical improvements to the exterior of the building and the common parts of the interior will increase the curb appeal of the building and therefore attract new tenants.

        There were no distributions for the three month periods ended March 31, 1999 and 1998. The Partnership has been using the cash generated from operations and the sales which took place in 1996 and 1997 to complete necessary capital improvements (both capitalizable and non-capitalizable) and deferred and routine maintenance at the remaining properties in the Partnership. Additionally, in April 1998, management used cash from the Partnership to satisfy the mortgage on the Perrymont Building; this action not only avoided foreclosure procedings, but also led to a sizable discount from the lender which resulted in an extraordinary gain totaling $318,213 recognized for financial statement purposes during the year ended December 31, 1998. The General Partner hopes to resume distributions in the future, although it is not certain when the Partnership will be in such a position.

        -------------------------------------------

        The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is expected to take three months. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

        Results of Operations:
        ----------------------

        For the quarter ended March 31, 1999, the Partnership's net loss was $245,143 or $15.29 per limited partnership unit. Net income for the quarter ended March 31, 1998 amounted to $104,111 or $6.49 per unit.

        -----------------------------------

        Partnership revenue for the quarter ended March 31, 1999 totaled $645,454, a decrease of approximately $71,000 from the 1998 amount of $716,009. Total rental revenue increased almost $100,000, while interest and other income decreased by approximately $171,000. Rental revenue increased primarily due to increased occupancy at Ambassador Towers. At March 31, 1999, occupancy at this complex was almost 92%; this complex has seen a steady increase in its occupancy due to various "new and innovative" ideas for services which are now being provided to residents, such as a van service to local shopping plazas, etc., dry cleaning and travel services. Vacancies at Ambassador Towers decreased by approximately 32% or $27,000 between the three months ended March 31, 1999 and 1998. The Perrymont Office Building has also begun to see an increase in occupancy. Net rental income for this property has increased approximately 17% or $15,000 between the quarters ended March 31, 1999 and 1998. Management believes that scheduled improvements to the properties will continue to result in increased occupancies and hopefully improved cash flow by the end of 1999. The decrease in interest and other income is primarily the result of an estimated gain of approximately $135,000 recorded at March 31, 1998 due to the satisfaction of the Perrymont mortgage.

        For the three months ended March 31, 1999, Partnership expenses amounted to $890,597, increasing approximately $279,700 from the same 1998 quarter amount which totaled $611,898. Property operations expenses increased by approximately 110% between the three months ended March 31, 1999 and 1998 when they totaled $526,747 and $249,915, respectively. The majority of this increase is attributed to the installation of new carpeting, cabinets, appliances, wallpaper, mirrors, etc. in various apartments throughout Ambassador Towers. The increase in these expenses at Ambassador Towers totaled approximately $115,000 between the three months ended March 31, 1999 and 1998. Additionally, increased payroll and associated expenses resulting from more repairs and maintenance at the properties being completed by on-site personnel contributed to the increased property operations expenses. Finally, increased contracted service expenses were also incurred during the three month period ended March 31, 1999 as a result of work being done to follow management's plan for physical improvements to the properties. Depreciation and amortization expense remained virtually the same between the three months ended March 31, 1999 and 1998.

        -----------------------------------

        Partnership operational expenses paid to affiliates increased by approximately $15,000 between the quarters ended March 31, 1999 and 1998. This increase was the result of increased accounting and portfolio management expenses charged and/or incurred on behalf of the Partnership by the General Partners and/or one of its affiliates. Other Partnership operational costs also increased when comparing the three month periods ended March 31, 1999 and 1998; this increase totaled approximately $10,000 and was due to increased advertising and legal expenses incurred by the Partnership. Management expects to see higher than average (i.e., higher than "normally" expected) maintenance expenses and payroll in the next several months as the properties continue to undergoing physical improvements, many of which are being done by in-house labor, such as painting.

        On a tax basis, the partnership had a loss of $305,143 or $19.03 per limited partner unit for the three month period ended March 31, 1999 versus a taxable income of $96,033 or $5.99 per unit for the three month period ended March 31, 1998.

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

        Item 6 - Exhibits and reports on Form 8-K
        -----------------------------------------

        None.

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, and in the capacities and on the dates indicated.


        REALMARK PROPERTY INVESTORS
        LIMITED PARTNERSHIP III



        By:  /s/  Joseph M. Jayson                       June 24, 1999
             ---------------------                       -------------
             Joseph M. Jayson,                           Date
             Individual General Partner and
             Principal Financial Officer