Form 10-Q
period 1999-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1999-09-01
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
June 30, 1999                                               0-13331


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
             (Exact Name of Registrant as specified in its Charter)

Delaware                                        16-1234990
--------                                        ----------
(State of Formation)                (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of June 30, 1999, the issuer had 15,551 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------

                                      INDEX
                                      -----



                                                                                     PAGE NO.
                                                                                     --------
PART I:  FINANCIAL INFORMATION
------   ---------------------

                  Balance Sheets -
                           June 30, 1999 and December 31, 1998                          3

                  Statements of Operations -
                           Three Months Ended June 30, 1999 and 1998                    4

                  Statements of Operations -
                           Six Months Ended June 30, 1999 and 1998                      5

                  Statements of Cash Flows -
                           Six Months Ended June 30, 1999 and 1998                      6

                  Statements of Partners' (Deficit) Capital -
                           Six Months Ended June 30, 1999 and 1998                      7

                  Notes to Financial Statements                                       8 - 17


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               18 - 21
         ---------------------------------------------


PART III:   FINANCIAL DATA SCHEDULE
--------





               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                       June 30, 1999 and December 31, 1998
                       -----------------------------------
                                   (Unaudited)

                                                                      June 30,                December 31,
                                                                        1999                      1998
                                                                        ----                      ----
ASSETS
------

Property, at cost:
     Land and improvements                                               $ 777,709                 $ 777,709
     Buildings and improvements                                         10,949,638                10,774,134
     Furniture, fixtures and vehicle                                       973,753                   973,753
                                                                  -----------------         -----------------
                                                                        12,701,100                12,525,596
     Less accumulated depreciation                                       5,989,738                 5,772,493
                                                                  -----------------         -----------------
          Property, net                                                  6,711,362                 6,753,103


Cash                                                                       123,827                   387,827
Investments in mutual funds                                              1,177,927                 1,390,598
Escrow deposits                                                            436,773                   272,310
Accounts receivable, net of allowance for doubtful
     accounts of $295,990 and $203,157, respectively                         5,163                     7,812
Accounts receivable - affiliates                                           109,796                   103,210
Mortgage costs, net of accumulated amortization
     of $95,241 and $59,577                                                133,266                   148,930
Leasing commissions, net of accumulated amortization
     of $135,879 and $134,931                                                  625                     1,573
Other assets                                                                32,464                    48,554
                                                                  -----------------         -----------------

           Total Assets                                                $ 8,731,203               $ 9,113,917
                                                                  =================         =================



LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------

Liabilities:
     Mortgages payable                                                 $ 4,962,021               $ 4,970,797
     Accounts payable and accrued expenses                                 274,012                   150,707
     Accrued interest                                                       22,586                    36,249
     Security deposits and prepaid rents                                   138,483                   118,612
                                                                  -----------------         -----------------
           Total Liabilities                                             5,397,102                 5,276,365
                                                                  -----------------         -----------------


Partners' (Deficit) Capital:
     General partners                                                      (55,432)                  (40,328)
     Limited partners                                                    3,389,533                 3,877,880
                                                                  -----------------         -----------------
          Total Partners' (Deficit)                                      3,334,101                 3,837,552
                                                                  -----------------         -----------------

          Total Liabilities and Partners' (Deficit)                    $ 8,731,203               $ 9,113,917
                                                                  =================         =================

                        See notes to financial statements



               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                    Three Months Ended June 30, 1999 and 1998
                    -----------------------------------------
                                   (Unaudited)

                                                                           Three Months                 Three Months
                                                                              Ended                         Ended
                                                                             June 30,                     June 30,
                                                                               1999                         1998
                                                                               ----                         ----
Income:
     Rental                                                                    $ 594,318                    $ 651,153
     Interest and other income                                                    70,423                       44,805
                                                                          ---------------               --------------
     Total income                                                                664,741                      695,958
                                                                          ---------------               --------------

Expenses:
     Property operations                                                         560,170                      518,976
     Interest:
          To affiliates                                                            7,042                       45,511
          Other                                                                  102,830                      105,691
     Depreciation and amortization                                               126,930                      126,928
     Administrative:
          To affiliates                                                           66,190                       41,610
          Other                                                                   59,887                       69,189
                                                                          ---------------               --------------
     Total expenses                                                              923,049                      907,905
                                                                          ---------------               --------------


Net loss                                                                      $ (258,308)                  $ (211,947)
                                                                          ===============               ==============


Loss per limited partnership unit                                             $   (16.11)                  $   (13.22)
                                                                          ===============               ==============


Distributions per limited partnership unit                                    $        -                   $        -
                                                                          ===============               ==============

Weighted average number of
     limited partnership units
     outstanding                                                                  15,551                       15,551
                                                                          ===============               ==============

                        See notes to financial statements


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)

                                                                     Six Months                Six Months
                                                                       Ended                     Ended
                                                                      June 30,                  June 30,
                                                                        1999                      1998
                                                                        ----                      ----
Income:
     Rental                                                            $ 1,171,109               $ 1,128,001
     Interest and other income                                             139,086                   283,966
                                                                  -----------------         -----------------
     Total income                                                        1,310,195                 1,411,967
                                                                  -----------------         -----------------

Expenses:
     Property operations                                                 1,086,917                   768,891
     Interest:
          To affiliates                                                      7,042                    72,629
          Other                                                            211,102                   209,855
     Depreciation and amortization                                         253,856                   253,856
     Administrative:
          To affiliates                                                    108,028                    68,470
          Other                                                            146,701                   146,102
                                                                  -----------------         -----------------
     Total expenses                                                      1,813,646                 1,519,803
                                                                  -----------------         -----------------


Net loss                                                                $ (503,451)               $ (107,836)
                                                                  =================         =================


Loss per limited partnership unit                                       $   (31.40)               $    (6.73)
                                                                  =================         =================


Distributions per limited partnership unit                              $        -                $        -
                                                                  =================         =================

Weighted average number of
     limited partnership units
     outstanding                                                            15,551                    15,551
                                                                  =================         =================


                        See notes to financial statements



               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)

                                                                     Six Months                Six Months
                                                                       Ended                     Ended
                                                                      June 30,                  June 30,
                                                                        1999                      1998
                                                                        ----                      ----
Cash flow from operating activities:
     Net loss                                                       $ (503,451)               $ (107,836)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                     253,856                   253,856
Changes in operating assets and liabilities:
     Cash - security deposits                                                -                      (399)
     Escrow deposits                                                  (164,463)                  (31,119)
     Accounts receivable                                                 2,649                   (51,562)
     Leasing commissions                                                     -                         -
     Other assets                                                       16,090                    31,622
     Accounts payable and accrued expenses                             123,305                   111,928
     Accrued interest                                                  (13,663)                   (1,061)
     Security deposits and prepaid rent                                 19,871                   (63,750)
                                                              -----------------         -----------------
Net cash (used in) provided by operating activities                   (265,806)                  141,679
                                                              -----------------         -----------------

Cash flow from investing activities:
     Capital expenditures                                             (175,504)                   (7,750)
     Accounts receivable - affiliates                                   (6,586)                  (68,268)
     Withdrawals from mutual funds investments                         212,671                   993,997
                                                              -----------------         -----------------
Net cash provided by investing activities                               30,581                   917,979
                                                              -----------------         -----------------

Cash flows from financing activities:
     Accounts payable - affiliates                                           -                   (35,708)
     Principal payments on mortgages and notes                          (8,776)               (1,270,163)
     Mortgage costs                                                    (20,000)                        -
                                                              -----------------         -----------------
Net cash used in financing activities                                  (28,775)               (1,305,871)
                                                              -----------------         -----------------

Decrease in cash                                                      (264,000)                 (246,213)

Cash - beginning of period                                             387,827                   799,874
                                                              -----------------         -----------------

Cash - end of period                                                 $ 123,827                 $ 553,661
                                                              =================         =================


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                          $ 224,765                 $ 210,916
                                                              =================         =================

                        See notes to financial statements


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                     Six Months Ended June 30, 1999 and 1998
                     ---------------------------------------
                                   (Unaudited)


                                                                General                        Limited Partners
                                                                Partners
                                                                 Amount                 Units                  Amount
                                                                 ------                 -----                  ------
Balance, January 1, 1998                                       $ (37,625)              15,551               $ 3,965,289

Net loss                                                          (3,235)                   -                  (104,601)
                                                        -----------------       --------------        ------------------

Balance, June 30, 1998                                         $ (40,860)              15,551               $ 3,860,688
                                                        =================       ==============        ==================




Balance, January 1, 1999                                       $ (40,328)              15,551               $ 3,877,880

Net loss                                                         (15,104)                   -                  (488,347)
                                                        -----------------       --------------        ------------------

Balance, June 30, 1999                                         $ (55,432)              15,551               $ 3,389,533
                                                        =================       ==============        ==================



                       See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
                          NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


1.      GENERAL PARTNER'S DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership III, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the six months ended June 30, 1999 and 1998 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        -------------------------------------------------------

        Rental income
        -------------

        Leases for residential properties have terms of one year or less. Commercial leases generally have terms of one to five years. Rental income is recognized on the straight-line method over the term of the lease.

        Investments in mutual funds
        ---------------------------

        The investments in mutual funds are stated at fair value, which approximates cost, at June 30, 1999.

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

        -----------------------------------------------------------

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

        -----------------------------------------------------------

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

        -----------------------------------------

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


6.      MORTGAGES AND NOTES PAYABLE
        ---------------------------

        Inducon Amherst
        ---------------

        A mortgage with a balance of $1,831,971 and $1,851,316 at June 30, 1999 and 1998, respectively. The mortgage provides for monthly principal and interest payments of $15,250 at an interest rate of 8.62%.
        The balance of the mortgage note is due March 2022.

        Ambassador Towers (formerly Cedar Ridge)
        ----------------------------------------

        A mortgage with a balance of $3,130,049 at June 30, 1999 and 1998, providing for monthly interest payments only for the first two years of the mortgage. The interest rate is 8.275% during the first year of the loan and is to be adjusted at the beginning of the second and seventh loan years to a rate equal to 2.40% plus the weekly average yield on United States Treasury Securities (8.25% at June 30, 1999), adjusted to a constant maturity of five years. Principal payments will begin in the third year of the mortgage. The note matures February 2004.

        MORTGAGES AND NOTES PAYABLE
        ---------------------------

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

        Management has estimated that the fair value of the mortgages at June 30, 1999 on Ambassador Towers and Inducon Amherst approximate their carrying values of $3,130,049 and $1,831,971, respectively, as the mortgages were obtained recently.


8.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled approximately $57,600 and $50,192 for the six months ended June 30, 1999 and 1998, respectively.

        ---------------------------------------

        According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the six months ended June 30, 1999 and 1998.

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

        Accounts receivable - affiliates amounted to $109,796 and $68,268 at June 30, 1999 and 1998, respectively. The balance due is payable on demand. Interest charged on amounts due from affiliates is accrued at the rate of 11% per annum compounded quarterly based on the average outstanding balance.

        Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner based, in part, upon the number of apartment units and complexes. Such amounts totaled approximately $2,670 and $4,080 for the six months ended June 30, 1999 and 1998, respectively.

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

        The reconciliation of net loss for the six month periods ended June 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:


                                                       June 30,                  June 30,
                                                         1999                      1998
                                                         ----                      ----
        Net loss -
             Statement of operations                 $ (503,451)                $ (107,836)
        (Add to)  deduct from:
             Difference in depreciation                  25,000                   ( 18,000)
             Difference in amortization                       -                          -
             Non-deductible expenses                   (100,000)                  (129,825)
             Difference in loss of joint venture              -                          -
                                                     ----------                 ----------

        Net loss for tax purposes                    $ (578,451)                $ (255,661)
                                                     ==========                 ==========


                                      -16-

        -------------------------

        The reconciliation of partner's (deficit) capital at June 30, 1999 and December 31, 1998 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                       June 30,                 December 31,
                                                         1999                       1998
                                                         ----                       ----
        Partner's Capital -
         balance sheet                               $    3,334,101             $   3,837,552
         Add to (deduct from):
              Accumulated difference in
              depreciation                               (4,244,360)               (4,269,360)
              Accumulated difference in
              amortization                                   77,418                    77,418
              Syndication fees and selling
              expenses                                    1,842,060                 1,842,060
              Gain on sale of property                    1,009,847                 1,009,847
              Other non-deductible expenses               ( 426,749)                 (326,749)
              Difference in book and tax
              depreciable cost basis                        915,085                   915,085
              Difference in book and tax
              basis of investments                         (596,400)                 (596,400)
              Other                                       (  69,286)                (  69,286)
                                                   ----------------           ---------------

        Partner's Capital -
         tax return                                  $    1,841,716             $   2,420,167
                                                   ================           ===============


PART II: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Liquidity and Capital Resources
-------------------------------

Although the Partnership showed a significant cash shortfall for the first six months of 1999, management is optimistic that with the physical improvements substantially complete at Ambassador Towers, and the capital improvements (both capitalizable (i.e., structural) and physical (i.e., carpeting and painting)) nearing completion at the Perrymont Office Building, that cash flow will improve by the end of 1999. The improvements at Perrymont are expected to be complete by October 15, 1999 and the estimated cost of all planned improvements as of this date is $400,000. The planned (and in some cases, already completed) improvements include, but are not limited to, re-facing the exterior of the building, resealing of the parking lot, replacement of hallway carpeting, redecorating of all common area restrooms, and new signage. It is believed that the physical improvements to the exterior of the building and the common parts of the interior will increase the curb appeal of the building and therefore attract new tenants.

There were no distributions for the six month periods ended June 30, 1999 and 1998. The Partnership has been using the cash generated from operations and the sales which took place in 1996 and 1997 to complete necessary capital improvements (both capitalizable and non-capitalizable) and deferred and routine maintenance at the remaining properties in the Partnership. Additionally, in April 1998, management used cash from the Partnership to satisfy the mortgage on the Perrymont Building; this action not only avoided foreclosure proceedings, but also led to a sizable discount from the lender which resulted in an extraordinary gain totaling $318,213 recognized for financial statement purposes during the year ended December 31, 1998. The General Partner hopes to resume distributions in the future, although it is not certain when the Partnership will be in such a position.

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

-------------------------------------------

Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is now expected to be completed by September 30, 1999. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by September 30, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.

Results of Operations:
----------------------

For the quarter ended June 30, 1999, the Partnership's net loss was $258,308 or $16.11 per limited partnership unit. Net loss for the quarter ended June 30, 1998 amounted to $211,947 or $13.22 per unit. For the six month period ended June 30, 1999, the net loss was $503,451 or $31.40 per limited partnership unit as compared to $107,836 or $6.73 per limited partnership unit for the six month period ended June 30, 1998.

-----------------------------------

Partnership revenue for the quarter ended June 30, 1999 totaled $664,741, a decrease of approximately $31,000 from the 1998 amount of $695,958. Total rental revenue dropped almost $57,000. For the six months ended June 30, 1999, total revenue was $1,310,195, decreasing approximately $102,000 from the amount reported for the six months ended June 30, 1998 which amounted to $1,411,967. Contributing to these decreases are continuous vacancy problems at Perrymont. Although occupancy levels at Ambassador Towers (formerly Cedar Ridge) continued to climb during 1999 (at June 30, 1999, physical occupancy at Ambassador Towers was approximately 94%), continued vacancies at Perrymont Office Building have hurt the Partnership financially. The increased occupancy at Ambassador Towers has resulted in increased rental income of approximately $43,000 between the six months ended June 30, 1999 and 1998. The decrease in interest and other income between the same six month periods is due to a gain of approximately $210,000 resulting from the payment in early 1998 of the Perrymont mortgage (note: the actual extraordinary gain reported for this transaction was approximately $318,000 as of December 31, 1998). The mortgage was in default and the lender was threatening to begin foreclosure procedures; due to the extinguishment of this debt, the lender gave the Partnership a sizable discount on the mortgage resulting in the gain. Management believes that scheduled improvements to the properties will result in increased occupancies and cash flow by the end of 1999.

For the quarter ended June 30, 1999, Partnership expenses amounted to $923,049, increasing slightly from the $907,905 reported for the same 1998 quarter. For the six month period ended June 30, 1999, Partnership expenses increased by approximately $294,000 from the same period in 1998. Total expenses for the six months ended June 30, 1999 and 1998 were $1,813,646 and $1,519,803, respectively. Property operations expenses increased approximately $318,000 between the six months ended June 30, 1999 and 1998. This increase is the result of significant improvements (mostly non-capitalizable) being done at Ambassador Towers. The property has been replacing carpets, countertops, cabinets and appliances, and painting and wallpapering both interiors of units and common areas; much of the work is being done by on-site personnel which has resulted in increased payroll and related expenses. Additionally, the complex began offering new services to its residents such as a concierge office which provides dry cleaning services and travel services, and a van service taking residents to the bank, the post office, the grocery store, etc. which has resulted in increased costs of operations. Finally, the complex now offers free cable to all of its residents (rents were increased on a per unit basis to cover these costs to the complex). Management feels that the "new" services offered have resulted in the increased occupancy seen at this complex.

-----------------------------------

Administrative expenses paid to other than affiliates remained virtually unchanged between the six months ended June 30, 1999 and 1998. Administrative expenses paid to affiliates, however, increased approximately $39,500 between the two six month periods. The most significant increase in such expenses was the result of increased accounting and portfolio management expenses. Increased management fees paid/accrued resulting from higher occupancy and improved collections at Ambassador Towers were also responsible for a portion of the increase.

On a tax basis, the partnership had a loss of $578,451 or $36.08 per limited partner unit for the six month period ended June 30, 1999 versus a tax loss of $255,661 or $15.95 per unit for the six month period ended June 30, 1998.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP III


By:      /s/  Joseph M. Jayson                                August 30, 1999
         ---------------------                                ---------------
         Joseph M. Jayson,                                    Date
         Individual General Partner and
         Principal Financial Officer