Form 10-Q
period 1999-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 1999-11-15
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                   COMMISSION FILE NUMBER
SEPTEMBER 30, 1999                                              0-13331


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                     16-1234990
--------                                     ----------
(STATE OF FORMATION)                         (IRS EMPLOYER IDENTIFICATION NO.)

2350 NORTH FOREST ROAD
SUITE 12-A
GETZVILLE, NEW YORK  14068
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

REGISTRANT'S TELEPHONE NUMBER:      (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             ----      -----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-Q or any amendment to this Form 10-Q. (X)

As of September 30, 1999, the issuer had 15,551 units of limited partnership interest outstanding.

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------

                                      INDEX
                                      -----

                                                                                     PAGE NO.
                                                                                     --------
PART I:           FINANCIAL INFORMATION
-------           ---------------------

                  Balance Sheets -
                           September 30, 1999 and December 31, 1998                     3

                  Statements of Operations -
                           Three Months Ended September 30, 1999 and 1998               4

                  Statements of Operations -
                           Nine Months Ended September 30, 1999 and 1998                5

                  Statements of Cash Flows -
                           Nine Months Ended September 30, 1999 and 1998                6

                  Statements of Partners' (Deficit) Capital -
                           Nine Months Ended September 30, 1999 and 1998                7

                  Notes to Financial Statements                                       8 - 17


PART II:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
--------          FINANCIAL CONDITION AND RESULTS OF
                  ----------------------------------
                  OPERATIONS                                                          18 - 20
                  ----------



PART III:         FINANCIAL DATA SCHEDULE
---------         -----------------------

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                                 BALANCE SHEETS
                                 --------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------
                                   (Unaudited)

                                                                         September 30,             December 31,
                                                                             1999                      1998
                                                                             ----                      ----
ASSETS
------
Property, at cost:
     Land and improvements                                                $  1,155,362              $    777,709
     Buildings and improvements                                             10,613,266                10,774,134
     Furniture, fixtures and vehicle                                           973,752                   973,753
                                                                          ------------              ------------
                                                                            12,742,380                12,525,596
     Less accumulated depreciation                                           6,098,359                 5,772,493
                                                                          ------------              ------------
          Property, net                                                      6,644,021                 6,753,103


Cash                                                                           156,878                   387,827
Investments in mutual funds                                                  1,041,049                 1,390,598
Escrow deposits                                                                333,979                   272,310
Accounts receivable, net of allowance for doubtful
     accounts of $344,647 and $203,157, respectively                             1,752                     7,812
Accounts receivable - affiliates                                               164,392                   103,210
Mortgage costs, net of accumulated amortization
     of $113,073 and $59,577                                                   115,434                   148,930
Leasing commissions, net of accumulated amortization
     of $136,353 and $134,931                                                      151                     1,573
Other assets                                                                    11,757                    48,554
                                                                          ------------              ------------

            Total Assets                                                  $  8,469,413              $  9,113,917
                                                                          ============              ============



LIABILITIES AND PARTNERS' (DEFICIT)
-----------------------------------


Liabilities:
     Mortgages payable                                                    $  4,953,171              $  4,970,797
     Accounts payable and accrued expenses                                      76,276                   150,707
     Accrued interest                                                           22,586                    36,249
     Security deposits and prepaid rents                                       139,712                   118,612
                                                                          ------------              ------------
            Total Liabilities                                                5,191,745                 5,276,365
                                                                          ------------              ------------


Partners' (Deficit) Capital:
     General partners                                                          (57,125)                  (40,328)
     Limited partners                                                        3,334,793                 3,877,880
                                                                          ------------              ------------
           Total Partners' (Deficit)                                         3,277,668                 3,837,552
                                                                          ------------              ------------

           Total Liabilities and Partners' (Deficit)                      $  8,469,413              $  9,113,917
                                                                          ============              ============

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 Three Months Ended September 30, 1999 and 1998
                 ----------------------------------------------
                                   (Unaudited)

                                                                           Three Months               Three Months
                                                                              Ended                       Ended
                                                                          September 30,               September 30,
                                                                               1999                       1998
                                                                               ----                       ----
Income:
     Rental                                                                 $ 602,121                  $ 507,471
     Interest and other income                                                 65,153                     63,332
                                                                            ---------                  ---------
     Total income                                                             667,274                    570,803
                                                                            ---------                  ---------

Expenses:
     Property operations                                                      401,786                    444,935
     Interest:
          To affiliates                                                        (7,042)                    10,344
          Other                                                                99,883                    107,850
     Depreciation and amortization                                            126,927                    126,927
     Administrative:
          To affiliates                                                        47,067                     64,983
          Other                                                                55,086                     65,070
                                                                            ---------                  ---------
     Total expenses                                                           723,707                    820,109
                                                                            ---------                  ---------

Net loss                                                                    $ (56,433)                 $(249,306)
                                                                            =========                  =========


Loss per limited partnership unit                                           $   (3.52)                 $  (15.55)
                                                                            =========                  =========


Distributions per limited partnership unit                                  $    --                    $    --
                                                                            =========                  =========

Weighted average number of
     limited partnership units
     outstanding                                                               15,551                     15,551
                                                                            =========                  =========


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                         Nine Months                 Nine Months
                                                                            Ended                       Ended
                                                                        September 30,               September 30,
                                                                            1999                        1998
                                                                            ----                        ----
Income:
     Rental                                                             $ 1,773,230                 $ 1,635,472
     Interest and other income                                              204,239                     347,298
                                                                        -----------                 -----------
     Total income                                                         1,977,469                   1,982,770
                                                                        -----------                 -----------

Expenses:
     Property operations                                                  1,488,703                   1,213,826
     Interest:
          To affiliates                                                        --                        82,973
          Other                                                             310,985                     317,705
     Depreciation and amortization                                          380,783                     380,783
     Administrative:
          To affiliates                                                     155,095                     133,453
          Other                                                             201,787                     211,172
                                                                        -----------                 -----------
     Total expenses                                                       2,537,353                   2,339,912
                                                                        -----------                 -----------

Net loss                                                                $  (559,884)                $  (357,142)
                                                                        ===========                 ===========


Loss per limited partnership unit                                       $    (34.92)                $    (22.28)
                                                                        ===========                 ===========


Distributions per limited partnership unit                              $      --                   $      --
                                                                        ===========                 ===========

Weighted average number of
     limited partnership units
     outstanding                                                             15,551                      15,551
                                                                        ===========                 ===========


                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)

                                                                          Nine Months               Nine Months
                                                                             Ended                    Ended
                                                                         September 30,             September 30,
                                                                             1999                      1998
                                                                             ----                      ----
Cash flow from operating activities:
     Net loss                                                            $  (559,884)              $  (357,142)

Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                           380,783                   380,783
Changes in operating assets and liabilities:
     Cash - security deposits                                                   --                      (1,271)
     Escrow deposits                                                         (61,669)                 (137,523)
     Accounts receivable                                                       6,060                   (77,276)
     Leasing commissions                                                        --                        --
     Other assets                                                             36,797                    59,980
     Accounts payable and accrued expenses                                   (74,431)                  162,342
     Accrued interest                                                        (13,663)                       56
     Security deposits and prepaid rent                                       21,100                   (69,329)
                                                                         -----------               -----------
Net cash used in operating activities                                       (264,907)                  (39,380)
                                                                         -----------               -----------

Cash flow from investing activities:
     Capital expenditures                                                   (216,784)                   (7,750)
     Accounts receivable - affiliates                                        (61,182)                  (72,360)
     Withdrawals from mutual funds investments                               349,549                 1,177,585
                                                                         -----------               -----------
Net cash provided by investing activities                                     71,584                 1,097,475
                                                                         -----------               -----------

Cash flows from financing activities:
     Accounts payable - affiliates                                              --                     (35,708)
     Principal payments on mortgages and notes                               (17,626)               (1,275,170)
     Proceeds from mortgage refinancing                                         --                        --
     Mortgage costs                                                          (20,000)                     --
                                                                         -----------               -----------
Net cash used in financing activities                                        (37,626)               (1,310,878)
                                                                         -----------               -----------

Decrease in cash                                                            (230,949)                 (252,783)

Cash - beginning of period                                                   387,827                   799,874
                                                                         -----------               -----------

Cash - end of period                                                     $   156,878               $   547,091
                                                                         ===========               ===========


Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                              $   324,648               $   317,649
                                                                         ===========               ===========

                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                    -----------------------------------------
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                General                      Limited Partners
                                                                Partners
                                                                Amount                 Units                  Amount
                                                                ------                 -----                  ------
Balance, January 1, 1998                                      $   (37,625)              15,551              $ 3,965,289

Net loss                                                          (10,714)                --                   (346,428)
                                                              -----------          -----------              -----------

Balance, September 30, 1998                                   $   (48,339)              15,551              $ 3,618,861
                                                              ===========          ===========              ===========


Balance, January 1, 1999                                      $   (40,328)              15,551              $ 3,877,880

Net loss                                                          (16,797)                --                   (543,087)
                                                              -----------          -----------              -----------

Balance, September 30, 1999                                   $   (57,125)              15,551              $ 3,334,793
                                                              ===========          ===========              ===========



                        See notes to financial statements

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  Nine Months Ended September 30, 1999 and 1998
                  ---------------------------------------------
                                   (Unaudited)


1.      GENERAL PARTNER'S DISCLOSURE
        ----------------------------

        In the opinion of the General Partners of Realmark Property Investors Limited Partnership III, all adjustments necessary for the fair presentation of the Partnership's financial position, results of operations, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made in the financial statements. The financial statements are unaudited and subject to any year-end adjustments which may be necessary.


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

        ------------------------------------------  -----------

        Rental Income
        -------------

        Leases for residential properties have terms of one year or less. Commercial leases generally have terms of one to five years. Rental income is recognized on the straight-line method over the term of the lease.

        Investments in Mutual Funds
        ---------------------------

        The investments in mutual funds are stated at fair value, which approximates cost, at September 30, 1999.

        Comprehensive Income

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

        -----------------------------------------

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

        In November 1997, the Partnership acquired the interest of Delhurst Corporation, the other joint venture partner, for $55,000. Thereafter, the Partnership owned 100% of the Inducon Amherst property. The property began to be consolidated into the Partnership's financial statements beginning November 1, 1997.


6.      MORTGAGES AND NOTES PAYABLE
        ---------------------------

        Inducon Amherst
        ---------------

        A mortgage with a balance of $1,826,534 and $1,846,309 at September 30, 1999 and 1998, respectively. The mortgage provides for monthly principal and interest payments of $15,250 at an interest rate of 8.62%. The balance of the mortgage note is due March 2022.

        ----------------------------------------

        Ambassador Towers (Formerly Cedar Ridge)
        ----------------------------------------

        A mortgage with a balance of $3,126,636 and $3,130,049 at September 30, 1999 and 1998, respectively, providing for monthly interest payments only for the first two years of the mortgage. The interest rate is 8.275% during the first year of the loan and is to be adjusted at the beginning of the second and seventh loan years to a rate equal to 2.40% plus the weekly average yield on United States Treasury Securities (8.25% at September 30, 1999), adjusted to a constant maturity of five years. Principal payments will begin in the third year of the mortgage. The note matures February 2004.

        The aggregate maturities of the mortgages for each of the next five years and thereafter are as follows:

                  YEAR                                        AMOUNT
                  ----                                        ------

                  1999                                     $   69,107
                  2000                                         71,674
                  2001                                         77,927
                  2002                                         84,726
                  2003                                         92,119
                  Thereafter                                4,575,244
                                                           ----------

                  TOTAL                                    $4,970,797
                                                           ==========



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

        Management has estimated that the fair value of the mortgages at September 30, 1999 on Ambassador Towers and Inducon Amherst approximate their carrying values of $3,126,636 and $1,826,534, respectively, as the mortgages were obtained recently.

8.      RELATED PARTY TRANSACTIONS
        --------------------------

        Management fees for the management of Partnership's properties are paid to an affiliate of the General Partner. The management agreement provides for 5% of gross monthly rental receipts of the complex to be paid as fees for administering the operations of the property. These fees totaled approximately $79,200 and $71,792 for the nine months ended September 30, 1999 and 1998, respectively.

        According to the terms of the Partnership agreement, the general partners are entitled to receive a Partnership management fee equal to 7% of net cash flow (as defined in the Partnership agreement), 2% of which is subordinated to the limited partners having received an annual cash return equal to 7% of their adjusted capital contributions. No such fee has been paid or accrued by the Partnership for the nine months ended September 30, 1999 and 1998.

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

        Accounts receivable - affiliates amounted to $164,392 and $72,360 at September 30, 1999 and 1998, respectively. The balance due is payable on demand.

        ---------------------------------------

        Partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, the number of partners, and number of units, respectively. In addition to the above, other property specific expenses, such as payroll, benefits, etc. are charged to property operations on the Statement of Operations.

        Computer service charges for the Partnership are paid or accrued to an affiliate of the General Partner. The fee is based upon the number of apartment units and totaled approximately $4,005 and $6,120 for the nine months ended September 30, 1999 and 1998, respectively.


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

        The reconciliation of net loss for the nine month periods ended September 30, 1999 and 1998 as reported in the statements of operations, and as would be reported for tax purposes respectively, is as follows:

                                                    September 30,               September 30,
                                                         1999                       1998
                                                         ----                       ----
        Net loss -
             Statement of operations                 $ (559,884)                $  (357,142)
        (Add to)  deduct from:
             Difference in depreciation                  37,500                     (27,000)
             Difference in amortization                    --                          --
             Non-deductible expenses                   (150,000)                   (195,000)
             Difference in loss of joint venture           --                          --
                                                     ----------                 -----------

        Net loss for tax purposes                    $ (672,384)                $  (579,142)
                                                     ==========                 ===========


        -------------------------

        The reconciliation of partner's (deficit) capital at September 30, 1999 and December 31, 1998 as reported in the balance sheets, and as reported for tax purposes, is as follows:

                                                    September 30,                December 31,
                                                         1999                        1998
                                                         ----                        ----
Partner's Capital -
  balance sheet                                      $ 3,277,668                  $ 3,837,552
  Add to (deduct from):
      Accumulated difference in
      depreciation                                    (4,231,860)                  (4,269,360)
      Accumulated difference in
      amortization                                        77,418                       77,418
      Syndication fees and selling
      expenses                                         1,842,060                    1,842,060
      Gain on sale of property                         1,009,847                    1,009,847
      Other non-deductible expenses                     (476,749)                    (326,749)
      Difference in book and tax
      depreciable cost basis                             915,085                      915,085
      Difference in book and tax
      basis of investments                              (596,400)                    (596,400)
      Other                                              (69,286)                     (69,286)
                                                     -----------                  -----------

Partner's Capital -
 tax return                                          $ 1,747,783                  $ 2,420,167
                                                     ===========                  ===========


PART II:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

Liquidity and Capital Resources:
--------------------------------

Although the Partnership showed a significant cash shortfall for the first nine months of 1999, management is optimistic that with the physical improvements, which are substantially complete at Ambassador Towers, and the capital improvements (both capitalizable (i.e., structural) and physical (i.e., carpeting and painting)) nearing completion at the Perrymont Office Building, that cash flow will improve in the coming year. The improvements at Perrymont are expected to be complete by December 31, 1999 and the estimated cost of all planned improvements as of this date is $400,000. The planned (and in some cases, already completed) improvements include, but are not limited to, re-facing the exterior of the building, resealing of the parking lot, replacement of hallway carpeting, redecorating of all common area restrooms, and new signage. It is believed that the physical improvements to the exterior of the building and the common parts of the interior will make the building more desirable to potential new tenants. Future plans also include the possibility of adding a conference center with state-of-the- art equipment for use by all tenants; again, management feels this would offer tenants a facility that other buildings (i.e., the competition) does not otherwise offer, yet will keep the rents at this building competitive with others in the immediate area.

There were no distributions for the nine month periods ended September 30, 1999 and 1998. The Partnership continues to use the cash generated from operations and the sales which took place in 1996 and 1997 to complete necessary capital improvements (both capitalizable and non-capitalizable) and deferred maintenance at the remaining properties in the Partnership, primarily for the Perrymont Office Building located in Pittsburgh, PA. Additionally, in April 1998, management used cash from the Partnership to satisfy the mortgage on the Perrymont Building; this action not only avoided foreclosure proceedings, but also led to a sizable discount from the lender which resulted in an extraordinary gain totaling $318,213 recognized for financial statement purposes during the year ended December 31, 1998. The General Partner hopes to resume distributions in the near future as the maintenance work planned is expected to be completed by the end of 1999.

---------------------------------------------

The Partnership has conducted a review of its computer systems to identify the systems that could be affected by the "year 2000 issue" and has substantially developed an implementation plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has discussed with outside independent computer consultants its readiness for the Year 2000. The majority of the software in use is either "2000 compliant" or will be with little adaptation and at no significant cost per information provided by their software providers. Management has also engaged a computer firm to re-write its tax software making it Year 2000 compliant. This work began May 1, 1999 and is now expected to be completed by December 1, 1999. Management has a complete inventory of its computers and feels that the cost of replacing those which will not be "2000 compliant" will be relatively minor (i.e., most likely under $20,000). Non-informational systems have also been evaluated and management feels that there will be little, if any, cost to preparing these for the Year 2000 (i.e., most likely under $20,000). Management expects to be fully Year 2000 compliant with all testing done by December 1, 1999. The Partnership is working on a contingency plan in the unlikely event that its systems do not operate as planned. It is management's belief that in the unlikely event that its informational systems do not operate as planned in the year 2000, all records could be maintained manually until the problems with its systems are resolved. Management feels that its external vendors, suppliers and customers, for the most part, will be unaffected by the Year 2000 as most do not rely on information systems in their businesses.


Results of Operations:
----------------------

For the quarter ended September 30, 1999, the Partnership's net loss was $56,433 or $3.52 per limited partnership unit. Net loss for the quarter ended September 30, 1998 amounted to $249,306 or $15.55 per unit. For the nine month period ended September 30, 1999, the net loss was $559,884 or $34.92 per limited partnership unit as compared to $357,142 or $22.28 per limited partnership unit for the nine month period ended September 30, 1998.

-----------------------------------

Partnership revenue for the quarter ended September 30, 1999 totaled $667,274, an increase of approximately $96,500 from the 1998 amount of $570,803. An increase in rental revenue made up virtually the entire increase in total revenue. The increase is attributed to improved occupancy and collections at Ambassador Towers (at September 30, 1999, physical occupancy was at approximately 91.8%). Management is now continuing to concentrate heavily on increasing occupancy at Perrymont, which has suffered in the past several years from high vacancies (occupancy has been averaging approximately 75%). As stated above, management believes that scheduled improvements to the properties will result in increased occupancies and cash flow in the coming year.

For the quarter ended September 30, 1999, Partnership expenses amounted to $723,707, decreasing approximately $96,500 from the same 1998 quarter amount which totaled $820,109. For the nine month period ended September 30, 1999, Partnership expenses increased by over $197,500 from the same period in 1998. Total expenses for the nine months ended September 30, 1999 and 1998 were $2,537,353 and $2,339,912, respectively. There was a significant increase in property operations expenses primarily due to increased repairs and maintenance expenses, and associated payroll and related expenses, incurred in an effort to make the properties more attractive to potential and current renters. For example, at Ambassador Towers the payroll and related expenses for the first nine months of 1999 increased approximately $58,000 or 27% when compared to the first nine months of 1998, while contracted services and deferred maintenance increased approximately $29,000 or 69% and $97,000 or 86%, respectively, between the same two periods. Increases in payroll and associated expenses were also incurred at both Inducon Amherst and Perrymont; such increases were approximately $11,000 and $13,000, respectively. The increase in payroll at both of these commercial complexes is the result of on-site personnel being hired to lease the premises and increased maintenance staff to maintain the property(ies). Administrative expenses paid to affiliates increased slightly between the nine months ended September 30, 1999 and 1998 by approximately $22,000 or 1%; the increase is not attributable to any one item, but rather is made up of several small increases in such expenses. Depreciation expense and interest paid to other than affiliates remained virtually unchanged between the nine months ended September 30, 1999 and 1998. Management expects to see a continued increase in maintenance expenses and payroll in the next several months as the properties are finalizing their scheduled physical improvements, many of which are being done by using in-house labor, such as painting.

On a tax basis, the partnership had a loss of $672,384 or $41.94 per limited partner unit for the nine month period ended September 30, 1999 versus a tax loss of $579,142 or $36.12 per unit for the nine month period ended September 30, 1998.

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP III


By: /s/  Joseph M. Jayson                                November 11, 1999
    ---------------------                                -----------------
    Joseph M. Jayson,                                    Date
    Individual General Partner and
    Principal Financial Officer