Form 10-K
period 1999-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2000-04-20
CIK 733591

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-13331

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                             16-1234990
-------------------                             --------------------------------
(STATE OF FORMATION)                           (IRS EMPLOYER IDENTIFICATION NO.)

2350 NORTH FOREST ROAD
SUITE 12-A
GETZVILLE, NEW YORK  14068
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

REGISTRANT'S TELEPHONE NUMBER:      (716) 636-9090
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: UNITS OF LIMITED
                                                        PARTNERSHIP INTEREST

INDICATE BY A CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY A CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
        SEE ITEM 14 FOR A LIST OF ALL DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1:  BUSINESS

     The Registrant, Realmark Property Investors Limited Partnership-III (the "Partnership"), is a Delaware Limited Partnership organized in 1983, pursuant to a Second Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement"), under the Delaware Revised Uniform Limited Partnership Act. The Partnership's general partners are Realmark Properties, Inc. (the "Corporate General Partner"), a Delaware corporation, and Joseph M. Jayson (the "Individual General Partner").

     The Registrant commenced the public offering of its Limited Partnership Units, registered with the Securities and Exchange Commission under the Securities Act of 1933 as amended on February 1, 1984, and concluded the offering on January 31, 1985, having raised a total of $15,551,000 before deducting sales commissions and expenses of the offering.

     The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. As of December 31, 1999, the Partnership owned one (1) apartment complex with 280 units and two office buildings with 124,960 total square feet of rentable space. Each of the complexes is managed for the Partnership by Realmark Corporation, an affiliate of the General Partners.

     The Partnership's acquisition and disposition of rental property, as well as its future plans concerning dispositions, is described in Note 3 to the financial statements.

     Occupancy for each complex as of December 31, 1999, 1998 and 1997 was as follows:

                                            1999        1998        1997
                                            ----        ----        ----

Ambassador Towers/Canterbury Court           87%         81%        80%
(formerly Cedar Ridge)
Perrymont                                    51%         75%        68%
Inducon Amherst                              79%         82%        91%


     The operations of the Partnership's properties are consolidated. The following chart lists the percentage of total Partnership revenue generated by each complex for the year indicated:

                                            1999        1998        1997
                                            ----        ----        ----
Ambassador Towers/Canterbury Court
(formerly Cedar Ridge)                       69%         65%        51%
Perrymont                                    14%         16%        11%
Inducon Amherst                              17%         19%         3%
Castle Dore                                   -           -         35%

     The business of the Partnership is not seasonal. As of December 31, 1999, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 1999 were employees of the Corporate General Partner or its affiliates.

     This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Such forward-looking statements are contained in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements.

ITEM 2:     PROPERTIES

Following is a listing of properties and joint ventures owned by the Partnership at December 31, 1999:

     NAME
AND LOCATION                GENERAL CHARACTER OF PROPERTY         PURCHASE DATE
------------                -----------------------------         -------------

Ambassador Towers/                                                December 1985
Canterbury Court            Apartment complex; 6 buildings
(Formerly Cedar Ridge.)     on 11.6 acres; 280 units.  The
 Monroeville, PA            The outstanding mortgage balance
                            at December 31, 1999 was $3,117,720.
                            The mortgage calls for monthly
                            installments of principal and
                            interest at 8.25% through maturity in
                            February 2004.

Perrymont Office Bldg.      Office building; one building on 2.3     August 1985
Pittsburgh, PA              acres; 47,000 square feet. As
                            discussed in note 4 to the
                            financial statements the mortgage
                            obligation was satisfied
                            in April 1998.

Inducon Amherst             Four office/warehouse buildings on        April 1985
Amherst, NY                 4 acres with approximately 84,960
                            square feet of rentable space. The
                            outstanding mortgage balance at December
                            31, 1999 was $1,818,131. The mortgage
                            requires monthly payments of principal and interest of $15,250 at a rate of 8.62%.
                            The mortgage matures March 2022.


 ITEM 3:     LEGAL PROCEEDINGS

     The Partnership is not a party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings that would impact the future financial position and operations of the Partnership.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

            None.

                                     PART II

ITEM 5:     MARKET FOR REGISTRANT'S UNITS OF LIMITED
            PARTNERSHIP INTEREST

     There is currently no established trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future.

     There were no distributions during the years ended December 31, 1999, 1998 and 1997.

     As of December 31, 1999, there were 1,902 record holders of units of Limited Partnership Interest.

ITEM 6:     SELECTED FINANCIAL DATA


                                        REALMARK PROPERTIES INVESTORS LIMITED PARTNERSHIP-III



                                            Year Ended       Year Ended          Year Ended         Year Ended           Year Ended
                                           Dec.31, 1999     Dec. 31, 1998       Dec. 31, 1997      Dec. 31, 1996        Dec.31, 1995
                                           ------------    --------------      ------------       ---------------      ------------
Total assets                               $ 8,564,042     $    9,113,917      $ 10,757,121       $     8,869,221      $ 12,403,691
                                           ============    ==============      ============       ===============      ============
Notes payable and
  long-term obligations                    $ 4,935,851     $    4,970,797      $  6,216,763       $     5,431,000      $ 10,276,248
                                           ============    ==============      ============       ===============      ============

Revenue                                    $ 2,714,957     $    2,432,298      $  3,115,179       $     4,429,043      $  4,632,199

Expenses                                     3,235,825          2,840,623         4,196,309             5,357,211         5,931,484
                                           -----------      -------------      ------------       ---------------      ------------
Loss before allocated
   loss from joint venture
   gain on sale of
   properties and
   extraordinary gain                         (520,868)          (408,325)       (1,081,130)             (928,168)       (1,299,285)

Allocated Loss from
  joint venture                                   -                   -            (213,416)             (142,165)          (93,698)

Gain on sale of property                          -                   -           3,095,376             3,501,323               -

Extraordinary Gain on
extinguishments of debt                           -               318,213               -                     -                 -
                                           -----------     --------------      ------------       ---------------      ------------
Net (loss) income                          $  (520,868)           (90,112)        1,800,830             2,430,990        (1,392,983)
                                           ===========     ==============      ============       ===============      ============
                                                                                                                       ------------
Net cash used in
  operating activities                     $  (174,423)    $     (365,527)     $   (749,357)      $      (275,818      $   (229,343)

Proceeds from refinancing                         _                   -           5,813,000                   -                 -

Principal payments upon
  refinancing                                     _                   -          (4,803,977)                  -                 -

Principal payments upon
  sale                                            _                   -          (2,240,764)           (4,592,357)              -

Principal payments on
  long-term debt                               (34,946)           (962,518)        (554,380)             (313,548)         (282,015)
                                           -----------      --------------      ------------      ---------------      ------------
Net cash used in
  operating activities
  less principal payments                  $               $    (1,328,045)    $ (2,535,478)      $    (5,181,723)                $
                                                                                                         (209,369)         (511,358)
                                           ==========      ===============     ============       ===============      ============
(Loss) income per
  limited partnership unit                 $    (32.49)              (5.62)          105.38                141.68            (86.89)
                                           ===========     ===============     ============       ===============      ============
Distributions per limited
  partnership unit                         $      -        $          -        $        -         $           -        $        -
                                           ===========     ================    ============       ===============      ============
Weighted average
   number of Limited
   Partnership  units
  outstanding                                  15,551              15,551            15,551                15,551            15,551
                                           ===========      ==============      ===========       ===============      ============

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Although the Partnership had negative cash flow from operations during the year ended December 31, 1999, the Partnership has been able, due to the sale of three properties in the last three years, to maintain sufficient cash to enable it to not only fund operating activities, but also to provide for significant capital improvements at the remaining properties.

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

     In January of 1998, a contract for the sale of the Perrymont Office Building was signed. The contract had a sales price of $1,750,000. The contract was soon canceled by the potential buyer and management did not continue to look for a purchaser for the property and determined instead to undertake renovation work. Ambassador Tower/Canterbury Court was held for sale in 1997, 1998 and until June 30, 1999. Management determined to remove it from the market in order to undertake renovations which could potentially increase the sales price when the property is ultimately sold.

     Increasing occupancy, as well as decreasing delinquencies, remains the major focus of management. Management's plans include considerable renovation work at Perrymont Office Building including re-facing of the exterior of the building to give it a more updated appearance, landscaping, redecorating of all common area restrooms, and a new sprinkler system. The work cost approximately $336,000 in 1999 and was funded by proceeds from previous sales of properties. By improving the physical appearance of the building, both inside and out, management is hopeful that new tenants will be attracted to the building. Still to be completed are the replacement of hallway carpeting, fresh paint throughout the building, foyer alterations, new signage, new doors, fencing at the entrance and driveway repairs which are expected to cost approximately $147,000 and are expected to be funded by proceeds from previous sales of properties.

     Low occupancies required capital improvements due to the aging portfolio of the Partnership, and the repayment of a mortgage loan have reduced the Partnership's cash reserves, however management believes there is still adequate liquidity and reserves to otherwise pay its expenses. The Partnership made no distributions during 1999, 1998 or 1997. It is uncertain as to when the Partnership will be in a position to resume making distributions, although management is hopeful that a distribution will be made in the coming year once the capital improvement work scheduled at the properties is either completed or the full costs may be measured.

     Ambassador Towers/Canterbury Court, since the end of 1999, has seen a significant improvement in its occupancy (i.e., as of April 2000, occupancy reached approximately 93%). The success seen by this complex is primarily the result of new on-site staff who came to this complex from one of the competitors; these employees came with considerable experience and innovative ideas. The complex began offering new services in 1998 to its residents such as a concierge office which provides dry cleaning services and travel services, and a van service taking residents to the bank, the post office, the grocery store, etc. Additionally, the complex offers free cable to all of its residents (rents were increased on a per unit basis to cover these costs to the complex). This has continued in 1999 and has contributed to its success. Management also believes that the property has become more attractive to

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

LIQUIDITY AND CAPITAL RESOURCES (CONT'D)

potential renters since the construction of a plaza containing a large grocery store chain, completed during 1998 immediately next to the property. All hallways in the building have been re-carpeted and freshly painted and wallpapered. Carpets and appliances within units of this complex are being replaced on an as-needed basis; moreover, new cabinets, countertops and mirrors are being added to units when such improvements are deemed necessary to rent vacant units or retain current tenants. Management is optimistic that this complex will continue to see increased occupancy in the coming year.

     The three complexes held by this Partnership are all deemed to be in "good" locations and competitive rental markets. With this in mind, management continues to monitor its expenses closely while also closely monitoring the rents charged and services offered by its local competition.

     The Partnership conducted a review of its computer systems to identify the systems that could have been affected by the "year 2000 issue" and implemented a plan to resolve such issues. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management contracted with outside independent computer consultants to resolve this issue. The majority of the software in use is "2000 compliant" or was added at no significant cost. Management also engaged a computer firm to re-write its tax software making it Year 2000 compliant. Management did not experience any significant problems with its computers as a result of the year 2000 issue and does not anticipate any such problems in the future.

RESULTS OF OPERATIONS:

     For the year ended December 31, 1999, the Partnership incurred a net loss of $520,868 or $32.49 per limited partnership unit. For the years ended December 31, 1998 and 1997, the Partnership had net loss of $90,112 or $5.62 per limited partnership unit and net income of $1,800,830 or $105.38 per limited partnership unit, respectively. The net income in 1997 was the result of the gain on the sale of Castle Dore Apartments. The Partnership had a net loss before the gains recognized upon this sale of $1,294,546 for the year ended December 31, 1997.

     Partnership revenues for the year ended December 31, 1999 totaled $2,714,957, consisting of rental income of $2,400,717 and other income, which includes interest, laundry income, and other miscellaneous sources of income of $314,240. Rental revenue in the year ended December 31, 1998 amounted to $2,050,131 and in the year ended December 31, 1997 totaled $2,828,947. The rental income increased $350,586 from 1998 to 1999. The increase in rental revenue is attributed to the increased occupancy of Ambassador Tower/Canterbury Court. In 1997 the partnership owned more residential apartment complexes which were reporting income (i.e., in 1997 there was one more complex which reported rental income of approximately $976,000).

ITEM 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T.)

RESULTS OF OPERATIONS (CONT'D):

     A decrease in rental income at Perrymont of approximately $8,000 or 2.3% was noted when comparing 1999 and 1998. Occupancy at December 31, 1999 was 51%. The decrease in occupancy occurred toward the end of 1999 due in large part to the loss of the building's major tenant. There was also a decrease of approximately $68,000 in the Partnership's total interest and other income between the years ended December 31, 1999 and 1998. This decrease is the result of lower interest income earned on the investment of the proceeds from the previous year's sale of Castle Dore Apartments.

     Partnership expenses for the year ended December 31, 1999 totaled $3,235,825, a significant increase from the $2,840,623, in expenses for the year ended December 31, 1998, and a decrease from the $4,196,309 in expenses in 1997.

     The increase totaled approximately $395,000. This was due to an increase in property operation expenses of approximately $318,000. Approximately $133,000 was spent on new appliances at Ambassador Tower/Canterbury Court. The capital improvement to Perrymont of $336,000 also took place in 1999. In 1998 and 1999 the Partnership has one less property contributing to the total expenses as compared to the year ended December 31, 1997, when expenses related to the property, which was sold, totaled approximately $1,600,000.

     Most other expenses for 1999 remained consistent with 1998 except for an increase in depreciation expense of $118,180. This was due to Ambassador Tower/Canterbury Court no longer being held for sale after June 30, 1999 and the capitalization of the Perrymont capital improvements. There was a decrease in expenses of $960,484 or 23% between years ended December 31, 1999 and 1997. The decrease is not only attributed to there being fewer properties owned by the Partnership during 1999 as compared to 1997, but also that there is no longer a mortgage on the Perrymont Office Building; in the beginning of April 1998, management satisfied this mortgage with the lender giving the Partnership a sizable discount on the mortgage resulting in an extraordinary gain on extinguishments of debt totaling $318,213 in 1998.

     For the year ended December 31, 1999, the tax basis loss was $621,698 or $38.78 per limited partnership unit compared to a tax basis income of $372,451 or $23.23 per unit for the year ended December 31, 1998 and income of $2,135,244 or $133.19 per limited partnership unit for the year ended December 31, 1997. The gain for tax purposes resulting from the sale of Castle Dore Apartments in 1997 totaled $4,003,583.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

     The Partnership does not have investments in instruments which are subject to significant fluctuations in market risk (e.g., derivatives, options or other interest sensitive instruments).

ITEM 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Listed under Item 14 of the report.

ITEM 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported on Form 8-K/A, filed with the Securities and Exchange Commission on April 17, 2000, and incorporated herein by reference in its entirety: (i) Deloitte & Touche LLP notified the Company on January 11, 2000 that its relationship as the principal accountants to audit the Company's financial statements had ceased; and (ii) effective January 28, 2000, the Company engaged Toski, Schaefer & Co., P.C. as its independent accountants.


                                    PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT

     The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 1999, are listed below. Each director is subject to election on an annual basis.

                              Title of All Positions             Year First
Name                          Held With the Company         Elected to Position
----                          ---------------------         -------------------

Joseph M. Jayson              President and Director              1979

Judith P. Jayson              Vice President and Director         1979

Michael J. Colmerauer         Secretary                           1991


     Joseph M. Jayson, President and Director of Realmark Properties, Inc. and Judith P. Jayson, Vice President and Director of Realmark Properties, Inc., are married to each other.

     The Director and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last six years or more are as follows:

     Joseph M. Jayson, age 61, is Chairman, Director and sole stockholder of J.M. Jayson & Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is President and Director of Realmark Corporation and Realmark Properties, Inc., wholly owned subsidiaries of J.M. Jayson & Company, Inc. and co-general Partner of Realmark Properties Investors Limited Partnership, Realmark Properties Investors Limited Partnership-II, Realmark Properties Investors Limited Partnership-III, Realmark Properties Investors Limited Partnership-IV, Realmark Properties Investors Limited Partnership-V, Realmark Properties Investors Limited Partnership-VI A and Realmark Properties Investors Limited Partnership-VI B. Mr. Jayson has been engaged in real estate business for the last 37 years and is a Certified Property Manager as

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT (CONT'D)

designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 37 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial and investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J.M. Jayson & Company, Inc. have formed, or participated in various ways in forming, over 30 real estate related limited partnerships. For the past eighteen years, Mr. Jayson and a affiliate have also engaged in developmental drilling for gas and oil.

     Judith P. Jayson, age 59, is currently Vice-President and Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 28 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York high school system. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration. Mrs. Jayson is the wife of Joseph M. Jayson, the Individual General Partner.

     Michael J. Colmerauer, 42, is Secretary and in-house legal counsel for J.M. Jayson & Company, Inc., Realmark Corporation, Realmark Properties, Inc. and other companies affiliated with the General Partners. He received a Bachelor's Degree (BA) from Canisius College in 1980 and a Juris Doctors (J.D.) from the University of Tulsa in 1983. Mr. Colmerauer is a member of the American and Erie County Bar Association and has been employed by the Jayson group of companies for the last 16 years.


ITEM 11:    EXECUTIVE COMPENSATION

     No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers) for its fiscal years ended December 31, 1999, 1998 and 1997 nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor for the years ended December 31, 1999, 1998 and 1997.

     The following table sets forth for the years ended December 31, 1999, 1998 and 1997 the compensation paid by the Partnership, directly or indirectly, to affiliates of the General Partners (all of which are owned entirely by Joseph M. Jayson):



       Entity Receiving                    Type of
         COMPENSATION                    COMPENSATION                     1999                   1998                     1997
         ------------                    ------------                     ----                   ----                     ----
Realmark Properties, Inc.        Interest earned on accounts
   (The Corporate                Receivable - affiliates           $      (11,096)                  -                      -
   General Partner)                                                --------------          ---------------          ----------------
                                 Interest charged on
                                    accounts payable -
                                    Affiliates                     $          -            $       35,048           $        49,087
                                                                   --------------          --------------           ---------------

                                 Reimbursements for
                                 allocated expenses of the
                                 General Partners                         103,838                 115,217                   141,849

Realmark Corporation             Property Management Fees                 120,563                 104,553                   150,726
                                 Computer Service Fees                      4,740                   5,340                     8,640
                                                                   --------------          --------------           ----------------
                                                                          229,141                 225,110                   301,215
                                                                   --------------          --------------           ----------------
                                 Total                              $     218,045          $      260,158           $       350,302
                                                                   ==============          ==============           ================



     The executive officers receive compensation from J.M. Jayson & Co., Inc. Any portion of an officer's compensation attributable to an officer's services to the Partnership are immaterial. The directors receive no compensation from any entity. The Corporate General Partner is entitled to a continuing Partnership Management Fee equal to 7% of net cash flow (as defined in the Partnership Agreement), of which 2% is subordinated to the receipt by the Limited Partners of a noncumulative annual cash return equal to 7% of the average of their adjusted capital contributions (as defined in the Partnership Agreement). The Corporate General Partner is paid its 5% Partnership Management Fee annually as cash flow allows. The 2% subordinated fee will not be paid or accrued until such time as the Limited Partners have received their 7% return and payment of the fee becomes probable. The General Partners are also entitled to 3% of Distributable Cash (as defined in the Partnership Agreement) and to certain expense reimbursements with respect to Partnership operations.

     The General Partners are allowed to collect property disposition fees upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties or 2.75% of the sale price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of a cumulative amount equal to their capital contributions. The fees earned on the sales of Bryn Mawr Apartments in 1986, Parc Bordeau Apartments in 1988, Williamsburg South Apartments, Pleasant Run and Castle Dore will not be recorded as a liability in the Partnership's financial statements until such time as payment is probable, which is not anticipated to occur.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

     No person is known to the Partnership to own of record or beneficially more than five percent (5%) of the Units of Limited Partnership Interest of the Partnership. Excluding the General Partners' interest in the Partnership ($1,000 initial capital contribution), the General Partners as of December 31, 1999 owned no Units of Limited Partnership Interest.

     Affiliates of the General Partners own of record or beneficially 600 units of Limited Partnership Interest constituting 3.86% of the Partnership Interest.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with Management and Others

     No transactions have occurred between the Partnership and those in the management of Realmark Properties, Inc. All transactions between the Partnership and Realmark Properties, Inc. (the Corporate General Partner) and any other affiliated entities are described in Item 11 of this report and in Notes 6 and 7 to the financial statements.

ITEM 14:    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
            REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules.

            FINANCIAL STATEMENTS                                          Page

            (i)       Independent Auditors' Report                        F-1
            (ii)      Independent Auditors' Report for the
                      two fiscal years ended December 31, 1998            F-2
            (iii)     Balance Sheets at December 31, 1999 and 1998        F-3
            (iv)      Statements of Operations for the years ended
                      December 31, 1999, 1998 and 1997                    F-4
            (v)       Statements of Partners' Equity for the
                      years ended December 31, 1999, 1998 and 1997        F-5
            (vi)      Statements of Cash Flows for the years ended
                      December 31, 1999, 1998 and 1997                    F-6
            (vii)     Notes to Financial Statements                       F-8


            FINANCIAL STATEMENT SCHEDULES

            (i)   Schedule III - Real Estate and Accumulated
                  Depreciation                                            F-17

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (b) Reports on Form 8-K

         None.

     (c) Exhibits

         4. Instruments defining the rights of security holder, including indentures

         (a) Second Amended and Restated Agreement and Certificate of Limited Partnership filed with the Registration Statement of the Registrant Form S-11, filed November 21, 1983, and subsequently amended incorporated herein by reference.

         10.    Material contracts

         (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date incorporated herein by reference.

         27.    Financial Data Schedule

         (a)    Schedule is included herewith.


                                       13
+


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - III



BY:   /s/JOSEPH M. JAYSON                             APRIL 18, 2000
      ----------------------------------       -------------------------------
      JOSEPH M. JAYSON,                                   DATE
      INDIVIDUAL GENERAL PARTNER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY:   REALMARK PROPERTIES, INC.
      CORPORATE GENERAL PARTNER



BY:   /s/JOSEPH M. JAYSON                             APRIL 18, 2000
      ----------------------------------       -------------------------------
      JOSEPH M. JAYSON,                                   DATE
      PRESIDENT AND DIRECTOR



      /s/ JUDITH P. JAYSON                            APRIL 18, 2000
      ----------------------------------       -------------------------------
      JUDITH P. JAYSON,                                   DATE
      DIRECTOR



      /s/ MICHAEL J. COLMERAUER                       APRIL 18, 2000
      ----------------------------------       -------------------------------
      MICHAEL J. COLMERAUER                               DATE
      SECRETARY

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Realmark Property Investors Limited Partnership - III:


We have audited the accompanying balance sheet of Realmark Property Investors Limited Partnership - III as of December 31, 1999, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit. The financial statements of Realmark Property Investors Limited Partnership - III for the years ended December 31, 1998 and 1997 were audited by other auditors whose report dated April 23, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - III as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     Toski, Schaefer & Co., P.C.

Williamsville, New York
March 28, 2000

INDEPENDENT AUDITORS' REPORT


The Partners
Realmark Property Investors Limited Partnership-III:

We have audited the accompanying balance sheet of Realmark Property Investors Limited Partnership-III as of December 31, 1998, and the related statements of operations, partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership-III at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


Buffalo, New York

April 23, 1999


                                        REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                                                           Balance Sheets

                                                     December 31, 1999 and 1998

                           ASSETS                                                         1999                      1998
                           ------                                                     ------------              ------------

Property and equipment, at cost (including assets held for sale, note 3):
         Land                                                                         $    777,709                   777,709
         Buildings and improvements                                                     11,196,329                10,774,134
         Furniture and fixtures                                                            973,753                   973,753
                                                                                      ------------              ------------

                                                                                        12,947,791                12,525,596
         Less accumulated depreciation                                                   6,116,411                 5,772,493
                                                                                      ------------              ------------

                           Net property and equipment                                    6,831,380                 6,753,103

Cash                                                                                       150,836                   387,827
Investments in mutual funds                                                                929,138                 1,390,598
Trade accounts receivable, net of allowance for doubtful accounts
     of $340,735 in 1999 and $203,157 in 1998                                               53,417                     7,812
Accounts receivable - affiliates                                                           119,923                   103,210
Escrow deposits                                                                            322,484                   272,310
Other assets                                                                               156,864                   199,057
                                                                                      ------------              ------------

TOTAL ASSETS                                                                          $  8,564,042                 9,113,917
                                                                                      ============              ============

         LIABILITIES AND PARTNERS' EQUITY

Liabilities:
     Mortgages payable                                                                   4,935,851                 4,970,797
     Accounts payable and accrued expenses                                                 134,675                   150,707
     Accrued interest payable                                                               55,614                    36,249
     Security deposits and prepaid rents                                                   121,218                   118,612
                                                                                      ------------              ------------

                           Total liabilities                                             5,247,358                 5,276,365
                                                                                      ------------              ------------

Partners' equity (deficit):
     General partners                                                                      (55,954)                  (40,328)
     Limited partners                                                                    3,372,638                 3,877,880
                                                                                      ------------              ------------

                           Total partners' equity                                        3,316,684                 3,837,552
                                                                                      ------------              ------------

                           Total liabilities and partners' equity                     $  8,564,042                 9,113,917
                                                                                      ============              ============

See accompanying notes to financial statements.





                                        REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                                                      Statements of Operations

                                            Years ended December 31, 1999, 1998 and 1997


                                                            1999             1998             1997
                                                        -----------      -----------      -----------
Income:
     Rental                                             $ 2,400,717        2,050,131        2,828,947
     Interest and other                                     314,240          382,167          286,232
                                                        -----------      -----------      -----------

                           Total income                   2,714,957        2,432,298        3,115,179
                                                        -----------      -----------      -----------
Expenses:
     Property operations                                  1,913,810        1,595,748        1,863,882
     Depreciation                                           345,876          227,696          232,606
     Interest:
         To affiliates                                          -             35,048           49,087
         Other                                              489,199          481,870        1,519,897
     Administrative:
         To affiliates                                      229,141          225,110          301,215
         Other                                              257,799          275,151          229,622
                                                        -----------      -----------      -----------

                           Total expenses                 3,235,825        2,840,623        4,196,309
                                                        -----------      -----------      -----------

Loss before allocated loss from joint venture, gain
     on sale of properties and extraordinary gain          (520,868)        (408,325)      (1,081,130)

Allocated loss from joint venture                               -                -           (213,416)

Gain on sale of properties                                      -                -          3,095,376

Extraordinary gain on extinguishment of debt                    -            318,213              -
                                                        -----------      -----------      -----------
                           Net income (loss)            $  (520,868)         (90,112)       1,800,830
                                                        ===========      ===========      ===========

Net income (loss) per limited partnership unit          $    (32.49)           (5.62)          105.38
                                                        ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
     units outstanding                                       15,551           15,551           15,551
                                                        ===========      ===========      ===========

See accompanying notes to financial statements.




                                        REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                                                   Statements of Partners' Equity

                                            Years ended December 31, 1999, 1998 and 1997





                                                  GENERAL                 LIMITED PARTNERS
                                                  PARTNERS             UNITS           AMOUNT
                                                  ----------        ----------      ----------

Balances at December 31, 1996                     $ (199,668)           15,551       2,326,502

Net income                                           162,043               -         1,638,787
                                                  ----------        ----------      ----------

Balances at December 31, 1997                        (37,625)           15,551       3,965,289

Net loss                                              (2,703)              -           (87,409)
                                                  ----------        ----------      ----------

Balances at December 31, 1998                        (40,328)           15,551       3,877,880

Net loss                                             (15,626)              -          (505,242)
                                                  ----------        ----------      ----------

Balances at December 31, 1999                     $  (55,954)           15,551       3,372,638
                                                  ==========        ==========      ==========












See accompanying notes to financial statements



                                        REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                                                     Statements of Cash Flows

                                            Years ended December 31, 1999, 1998 and 1997



                                                                                1999           1998           1997
                                                                             ----------     ----------     ----------
Cash flows from operating activities:
     Net income (loss)                                                       $(520,868)       (90,112)     1,800,830
     Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
              Depreciation and amortization                                     375,664        259,676        426,277
              Amortization of mortgage discounts                                    -              -          706,399
              Allocated loss from joint venture                                     -              -          213,416
              Gain on sale of properties                                            -              -       (3,095,376)
              Gain on extinguishment of debt                                        -         (318,213)           -
              (Increase) decrease in:
                  Security deposits                                                 -              -           56,086
                  Trade accounts receivable                                     (45,605)        28,130        (35,873)
                  Other assets                                                   10,447         26,413       (116,369)
              Increase (decrease) in:
                  Accounts payable and accrued expenses                         (16,032)       (41,997)      (673,389)
                  Accrued interest payable                                       19,365       (163,158)        85,233
                  Security deposits and prepaid rents                             2,606        (66,266)      (116,591)
                                                                             ----------     ----------     ----------
                      Net cash used in operating activities                    (174,423)      (365,527)      (749,357)
                                                                             ----------     ----------     ----------
Cash flows from investing activities:
     (Increase) decrease in investments in mutual funds                         461,460      1,117,052     (2,507,650)
     (Increase) decrease in escrow deposits                                     (50,174)       (16,443)           -
     Proceeds from dispositions of properties                                       -              -        4,986,608
     Buyout of investment in joint venture                                          -              -          (55,000)
     Additions to property and equipment                                       (422,195)      (138,234)      (147,142)
                                                                             ----------     ----------     ----------

                      Net cash provided by (used in)
                          investing activities                                  (10,909)       962,375      2,276,816
                                                                             ----------     ----------     ----------

Cash flows from financing activities:

                      INCREASE IN ACCOUNTS RECEIVABLE - AFFILIATES              (16,713)           -              -
     Decrease in accounts payable - affiliates                                      -         (138,917)      (695,651)
                      PROCEEDS FROM MORTGAGE PAYABLE                                -           34,765            -
     Proceeds from mortgage refinancing                                             -              -        5,813,000
     Principal payments at mortgage refinancing                                     -              -       (4,803,977)
     Principal payments at sale of property                                         -              -       (2,240,764)
     Principal payments on mortgages                                            (34,946)      (962,518)      (554,380)
                                                                             ----------     ----------     ----------
                      Net cash used in financing activities                     (51,659)    (1,066,670)    (2,481,772)
                                                                             ----------     ----------     ----------
Net decrease in cash                                                           (236,991)      (469,822)      (954,313)


See accompanying notes to financial statements




              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                      Statements of Cash Flows (Continued)

                  Years ended December 31, 1999, 1998 and 1997



                                                                    1999                1998              1997
                                                                 ---------           ---------           ---------

Cash at beginning of year                                          387,827             857,649           1,811,962
                                                                 ---------           ---------           ---------

Cash at end of year                                              $ 150,836             387,827             857,649
                                                                 =========           =========           =========

Supplemental disclosure of cash flow information -
     cash paid during the year for interest                      $ 419,876             613,048           1,227,146
                                                                 =========           =========           =========







See accompanying notes to financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997



(1)   Formation and Operation of Partnership

      Realmark Property Investors Limited Partnership - III (the
          Partnership), a Delaware limited partnership, was formed on November 18, 1983, to invest in a diversified portfolio of income-producing real estate investments, its only industry segment.

      In February 1984, the Partnership commenced the public offering of units of limited partnership interest. Other than matters relating to organization, it had no business activities and, accordingly, had not incurred any expenses or earned any income until the first interim closing of the public offering of limited partnership units, which occurred on April 26, 1984. All items of income and expense arose subsequent to this date. The maximum offering of the Partnership was $20,000,000 (20,000 units). The offer terminated January 31, 1985 with gross offering proceeds of $15,551,000 (15,551 units). The general partners are Realmark Properties, Inc. (the corporate general partner) and Mr. Joseph M. Jayson (the individual general partner). Mr. Joseph
          M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 7).

      The partnership agreement also provides that distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners. Net income or losses and proceeds arising from a sale or refinancing shall be distributed first to the limited partners in amounts equivalent to a 7% return on their average adjusted capital balances, plus an amount equal to their capital contributions. The agreement also provides for payment of property disposition fees to Realmark Properties. Inc., prior to additional distributions to limited partners in amounts equivalent to 5% of their average adjusted capital balances. Additional proceeds shall then be allocated to all partners in amounts equal to their respective positive capital account balances and the remainder, if any, in the ratio of 87% to the limited partners and 13% to the general partners. Income and losses from the sale of properties is to be allocated first to the limited partners to the extent they receive their average adjusted capital balances plus a preferential return of 7% and an additional 5%; after this, the income is to be allocated 87% to the limited partners and 13% to the general partners.

 (2)   Summary of Significant Accounting Policies

      (a) Basis of Accounting The accompanying financial statements have been prepared on the accrual basis of accounting.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

(2)   Summary of Significant Accounting Policies, Continued

      (b) Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      (c) Property and Equipment
          Property and equipment are recorded at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. The estimated lives of the Partnership's assets range from 5 to 25 years. Depreciation expense totaled $345,876, $227,696 and $232,606 for the years ended December 31,
              1999, 1998 and 1997, respectively. Improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation. The resulting gains and losses are reflected in the statements of operations. The accelerated cost recovery system and modified accelerated cost recovery system are used to calculate depreciation expense for tax purposes.

      (d) Cash
          For purposes of reporting cash flows, cash includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

      (e) Escrow Deposits
          Escrow deposits represent cash which is restricted for the payment of property taxes and insurance in accordance with the mortgage agreement.

      (f) Mortgage Costs
          Mortgage costs incurred in obtaining the property mortgage financing are recorded at cost less applicable amortization. Amortization is being computed using the straight-line method over the life of the respective mortgages.

      (g) Rental Income
          Rental income is recognized on the straight line method over the term of the lease. Leases for residential properties have terms of one year or less. Commercial leases generally have terms of one to five years.

      (h) Income Per Limited Partnership Unit
          The income per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

      (i) Accrued Residential Rent Receivable
          Due to the nature of accrued rent receivable, all such receivables are fully reserved at December 31, 1999 and 1998.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

(2)   Summary of Significant Accounting Policies, Continued

      (j) Investments in Mutual Funds
          The investments in mutual funds are stated at fair value, which approximates cost.

      (k) Income Taxes
          No income tax provision has been included in the financial statements since profit or loss of the Partnership is required to be reported by the respective partners on their income tax returns.

      (l) Comprehensive Income
          ThePartnership has adopted Statement of Financial Accounting Standards
              (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Other than net income (loss), the Partnership has no other sources of comprehensive income.

      (m) Segment Information
          SFAS No. 131 - "Disclosures about Segments of an Enterprise and
              Related Information" establishes standards for the way public business enterprises report information about operating segments and annual financial statements. The Partnership's only operating segment is the ownership and operation of income-producing real property for the benefit of its partners.

      (n) Accounting Changes and Developments
          In June 1998, the Financial Accounting Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity measure all derivative instruments at fair value and recognize such instruments as either assets or liabilities in the balance sheets. The accounting for changes in the fair value of a derivative instrument will depend on the intended use of the derivative as either a fair value hedge, a cash flow hedge or a foreign currency hedge. The effect of the changes in fair value of the derivatives and, in certain cases, the hedged items are to be reflected in either the statements of operations or as a component of other comprehensive income, based upon the resulting designation. As issued, SFAS No. 133 was effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 - "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. Since the Partnership does not currently have any derivative instruments or hedging activities, management does not believe that SFAS No. 133 will have a material effect on the Partnership financial statements, taken as a whole.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

      (o) Reclassifications
          Reclassifications have been made to certain 1998 and 1997 balances in order to conform them to the 1999 presentation.

(3)   Acquisition and Dispositions of Rental Property

      In August 1984, the Partnership acquired a 112 unit apartment complex (Bryn Mawr) located in Ypsilanti, Michigan. for a purchase price of $1,833,554, which included $134,857 in acquisition fees.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

(3)   Acquisition and Dispositions of Rental Property, Continued

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

      During the first six months of 1999 (through June 30, 1999), management continued its plans to sell the assets of Ambassador Towers. Effective July 1, 1999, management discontinued its plans to sell the property, as this was determined to be in the best interests of the investors. The carrying value of the assets was $3,516,633 at December 31, 1998, and the property generated a net loss of $134,630 during the year ended December 31, 1998.

      Statement of Financial Accounting Standards No. 121 - "Accounting, for the
          Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of " (the Statement) requires that assets to be disposed of be recorded at the lower of carrying value or fair value, less costs to sell. The Statement also requires that such assets not be depreciated during the disposal period, as the assets will be recovered through sale rather than through operations. In accordance with this Statement, the long-lived assets of the Ambassador Towers are recorded at the carrying amount which is the lower of carrying value or fair value less costs to sell, and have not been depreciated during the disposal period. Fair value is determined based on estimated future cash flows. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1999, 1998 and 1997 totaled approximately $111,000, $222,000 and $173,000, respectively. Management believes that the property's fair value has not changed significantly since being classified as held for sale.

(4)   Mortgages Payable

      The Partnership has the following mortgages payable as of December 31, 1999 and 1998:

      (a) Perrymont
          The outstanding mortgage of $1,259,701 at December 31, 1997 was satisfied in April 1998. The satisfaction of the mortgage resulted in an extraordinary gain on the extinguishment of debt of $318,213 or $19.85 per limited partnership unit.

      (b) Ambassador Towers (formerly Cedar Ridge)
          This mortgage provided for payments of interest only through December
              1998. Monthly installments of principal and interest are due through maturity at February 1, 2004. The interest rate was 8.275% during the first loan year and was adjusted to 8.25% in 1998.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

(4)   Mortgages Payable, Continued
      The mortgage had a balance of $3,117,720 and $3,130,049 at December 31, 1999 and 1998, respectively.

      (c) Inducon Amherst
           A mortgage with a balance of $1,818,131 and $1,840,748 at December
             31, 1999 and 1998, respectively. The mortgage provides for monthly principal and interest payments of $15,250 at a rate of 8.62%. The remaining balance is due March 2022.

      The above mortgages are secured by the properties to which they relate.

      The aggregate maturities of mortgages for each of the next five years and thereafter, assuming principal payments are not accelerated, are as follows:

                           2000                  $   67,781
                           2001                      73,698
                           2002                      80,133
                           2003                      87,129
                           2004                      94,737
                           Thereafter             4,532,373
                                                 ----------

                                                 $4,935,851
                                                 ==========

(5)   Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107 requires disclosure about fair value of certain financial instruments. The fair value of accounts receivable, accounts payable, accrued expenses, deposit liabilities approximate the carrying value due to the short-term nature of these instruments.

      Management has estimated, based on current interest rates for similar mortgages, that the fair values of the mortgages payable on Ambassador Towers and Inducon Amherst approximate $3,260,000 and $1,909,000 at December 31, 1999, respectively. The carrying values of the mortgages were approximately $3,117,000 and $1,818,000, respectively. The terms of these mortgages are described in note 4.

(6)   Investment in Joint Venture

      In April 1985, the Partnership entered into an agreement and formed Inducon Joint Venture Amherst (the Venture), for the primary purpose of constructing office/warehouse buildings in Erie County, New York, as income-producing property. The site is part of the Amherst Foreign Trade Zone. This is U.S. Customs Territory under Federal Supervision where foreign and domestic merchandise is brought for storage, manufacture, salvage, repair, exhibit, repacking, relabeling, and re-export. Under the terms of the joint venture agreement,

               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III the Partnership supplied capital to acquire the land and undertake initial development, to the extent of $545,000 in Phase I and an additional $275,000 on Phase II.

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

(6)   Investment in Joint Venture, Continued

      In November 1997, the Partnership acquired the interest of Delhurst Corporation, the other joint venture partner, for $55,000. The Partnership now owns 100% of the Inducon Amherst property. The results of the property's operations for the period January 1, 1997 through October 31, 1997 were allocated in accordance with the joint venture agreement.

(7)   Related Party Transactions

   (a)   Accounts Receivable - Affiliates
         Accounts receivable from affiliates totaled $119,923 and $103,210 at December 31, 1999 and 1998, respectively. Accounts receivable from affiliates are due upon demand.

   (b)   Interest Expense to Affiliates
         Interest charged on amounts due affiliates totaled $35,048 and $49,087 for the years ended December 31, 1998 and 1997, and was calculated at a rate of 11% of the average balance. Amounts payable to affiliates were repaid during 1998.

   (c)   Management Fees
         Management fees for the properties are paid to an affiliate of the general partners. The management agreement provides for 5% of gross monthly receipts of the properties to be paid as fees for administering the operations of the properties. These fees totaled $120,563, $104,553 and $150,726 for the years ended December 31,
             1999, 1998 and 1997, respectively.

   (d)   Computer Service Charges
         Computer service charges for the Partnership are paid or accrued to an affiliate of the general partners. The fee is based upon the number of apartment units and totaled $4,740, $5,340 and $8,640 for the years ended December 31, 1999, 1998 and 1997, respectively.

   (e)   Other Expenses
         Pursuant to the terms of the partnership agreement, the corporate general partner charged the Partnership for reimbursement of certain costs and expenses incurred by the corporate general partner and its affiliates in connection with the administration of the Partnership and for other direct Partnership expenses. These charges were for the Partnership's allocated share of such costs and expenses which include payroll, legal, rent, depreciation, printing, mailing, travel, and communication costs related to partnership accounting, partner communication and relations, property marketing, and refinancing and are included in property operations. Additionally, partnership accounting and portfolio management fees, investor services fees and brokerage fees are allocated based on total assets, number of partners and number of units, respectively. Such charges totaled $103,838, $115,217 and $ 141,849, for the years ended December 31, 1999, 1998 and 1997, respectively.

   (f)   Property Disposition Fees
         According to the terms of the partnership agreement, the general partners are allowed to collect property disposition fees upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 2.75% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their capital contributions. The general partners have not to date received a disposition fee on the sale of the Bryn Mawr Apartments or Parc Bordeaux, as the limited partners of the Partnership have not received a return of 7% on their average adjusted capital or their original capital as defined in the partnership agreement. The fee earned in the sale of the Bryn Mawr Apartments, Parc Bordeaux Apartments, Williamsburg South Apartments, Pleasant Run Apartments and Castle Dore Apartments will not be recorded as liabilities in the partnership financial statements until such time as payment is probable.

   (g)   Partnership Management Fees
         The corporate general partner is entitled to a continuing partnership management fee equal to 7% of net cash flow (as defined in the partnership agreement), of which 2% is subordinated to the receipt by the limited partners of a non-cumulative annual cash return equal to 7% of the average of their adjusted capital contributions (as defined in the partnership agreement). The corporate general partner is paid its 5% partnership management fee annually as cash flow allows. The 2% subordinated fee will not be paid or accrued until such time as the limited partners have received their 7% return and payment of the fee becomes probable. No fee was paid for the years ended December 31, 1999, 1998 and 1997.

(8)   Leases

   In connection with its commercial properties, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years under noncancelable operating leases are as follows:

                  2000                                   $ 455,865
                  2001                                     389,584
                  2002                                     293,610
                  2003                                     168,733
                  2004                                      65,571
                                                         ---------
                                                         $1,373,363
                                                         ==========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

(9)   Income Taxes

      The tax returns of the Partnership are subject to examination by federal and state taxing authorities. Under federal and state income tax laws, regulations and rulings, certain types of transactions, may be accorded varying interpretations and, accordingly, reported Partnership amounts could be changed as a result of any such examination.

      The reconciliation of partners' deficit for the years ended December 31, 1999, 1998 and 1997, as reported in the balance sheets and as reported for tax return purposes, is as follows:



                                                                                 1999                  1998              1997
                                                                              -----------          -----------          -----------

Partners' equity - balance sheets                                             $ 3,316,684            3,837,552            3,927,664
Add to (deduct from):
    Accumulated difference in depreciation                                     (4,370,190)          (4,269,360)          (4,386,495)
    Accumulated amortization of mortgage
        discounts                                                                  77,418               77,418               77,418
    Syndication fees and selling expenses                                       1,842,060            1,842,060            1,842,060
    Gain on sale of properties                                                  1,009,847            1,009,847            1,009,847
    Other nondeductible expenses/non taxable
        income                                                                   (326,749)            (326,749)              72,725
    Difference in book and tax depreciable cost
        basis                                                                     915,085              915,085              915,085
    Difference in book and tax basis of
        investments                                                              (596,400)            (596,400)            (596,400)
    Other                                                                         (69,286)             (69,286)             (69,286)
                                                                              -----------          -----------          -----------
PARTNERS' EQUITY - TAX RETURN PURPOSES                                        $ 1,798,469            2,420,167            2,792,618
                                                                              ===========          ===========          ===========

     The reconciliation of net income (loss) for the years ended December 31, 1999, 1998 and 1997, as reported in the statements of operations, and as would be reported for tax return purposes is as follows:

                                                                                 1999                 1998                  1997
                                                                              -----------          -----------          -----------

Net income (loss) - statements of operations                                  $  (520,868)             (90,112)           1,800,830
Add to (deduct from):
    Difference in depreciation                                                   (100,830)             117,135             (151,699)
    Difference in gain on sale of properties                                          -                    -                860,302
    Non-deductible expenses/non taxable income                                        -               (399,474)            (487,362)
    Difference in loss of joint venture                                               -                    -                113,173
                                                                              -----------          -----------          -----------

         Net income (loss) - tax return purposes                              $  (621,698)            (372,451)           2,135,244
                                                                              ===========             ========            =========





                                                                    SCHEDULE III

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                    Real Estate and Accumulated Depreciation

                                December 31, 1999




                                                 Initial Cost to                              Gross amounts at which
                                                   Partnership                 Cost           Carried at Close of Period
                                                ----------------            Capitalized       --------------------------
 Property                                                                  Subsequent to
Description                 Encumbrances      Land           Buildings      Acquisition        Land          Buildings
-------------------        -------------    ----------      ----------      -----------     ----------      ----------

Perrymont Office
     Building
     Pittsburgh, PA         $        -         100,000       1,978,788         527,975         100,000       2,506,763

Ambassador Towers
     (formerly Cedar
     Ridge Apts )
Monroeville, PA              3,117,720         500,000       5,001,729         321,105         500,000       5,322,834

Inducon Amherst
     Amherst, NY             1,818,131         177,709             -         3,366,732         177,709       3,366,732
                            ----------      ----------      ----------      ----------      ----------      ----------
                            $4,935,851         777,709       6,980,517       4,215,812         777,709      11,196,329
                            ==========      ==========      ==========      ==========      ==========      ==========






                                                                    SCHEDULE III

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                    Real Estate and Accumulated Depreciation

                                December 31, 1999

(continued)


                                                                                                   Life
                                                                                                 on which
                                                                                               depreciation
                                                                                                 in latest
                                                                                                statement of
 Property                                    Accumulated          Date of         Date           operations
description                  Total           Depreciation      Construction     Acquired         is Computed
-----------                ------------      ------------      ------------   -------------      -----------

Perrymont Office
     Building
     Pittsburgh, PA          2,606,763          1,146,234          8/85               8/85       25 years

Ambassador Towers
     (formerly Cedar
     Ridge Apts )
Monroeville, PA              5,822,834          2,379,332         12/85              10/85       25 years

Inducon Amherst
     Amherst, NY             3,544,441          1,599,632          4/85               4/85       25 years
                                                                ----------         ----------    ---------
                            11,974,038         5,125,198
                            ==========         =========







                                                                                                SCHEDULE III, CONT.


                                        REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                                              Real Estate and Accumulated Depreciation

                                                          December 31, 1999

(1) Cost for Federal income tax purposes is $11,974,038.

(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 1999, 1998 and 1997 is as follows:

                                                                       1999                1998              1997
                                                                ----------------       ----------        ----------

     Balance at beginning of year                               $     11,551,843       11,427,527        10,967,459
     Additions                                                           422,195          124,316         3,660,348
     Dispositions                                                        -                 -             (3,200,280)
                                                                ----------------       ----------        ----------

     Balance at end of year                                     $     11,974,038       11,551,843        11,427,527
                                                                ================       ==========        ==========



 (3) A reconciliation of accumulated depreciation for the years ended
     December 31, 1999, 1998 and 1997 is as follows:

                                                                      1999                1998              1997
                                                                ----------------       ----------        ----------

    BALANCE AT BEGINNING OF YEAR                                $      4,815,825        4,593,221         4,371,230

     Depreciation expense                                                309,373          222,604           202,212
     Additions of joint ventures                                        -                -                1,328,827
     Dispositions                                                       -                -               (1,309,048)
                                                                ----------------       ----------        ----------

     Balance at end of year (4)                                 $      5,125,198        4,815,825         4,593,221
                                                                ================       ==========        ==========

(4) Balances applies entirely to buildings.

