Form 10-Q
period 2000-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2000-11-16
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File Number
March 31, 2000                                               0-13331


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
             (Exact Name of Registrant as specified in its charter)

   Delaware                                             16-1234990
---------------------------                 -----------------------------------
(State of Formation)                        (IRS Employer Identification Number)

2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280


Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    [X]          No  [ ]


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - March 31, 2000 and December 31, 1999                                         3

                  Statements of Operations - Three months ended March 31, 2000 and 1999                         4

                  Statement of Partners' Equity - Three months ended March 31, 2000                             5

                  Statements of Cash Flows - Three months ended March 31, 2000 and 1999                         6

                  Notes to Financial Statements                                                               7 - 8

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     10

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              10

Item 2 - 5.     Not applicable                                                                                 10

Item 6.         Exhibits and Reports on Form 8-K                                                               10

                                        2


PART I - Item 1.    Financial Statements
                    --------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                                 Balance Sheets

                      March 31, 2000 and December 31, 1999


                                                                     (Unaudited)
                                                                      March 31,      December 31,
                           Assets                                       2000            1999
                           ------                                       ----            ----
Property and equipment:
     Land                                                           $    777,709         777,709
     Buildings and improvements                                       11,238,232      11,196,329
     Furniture and fixtures                                              976,539         973,753
                                                                    ------------    ------------

                                                                      12,992,480      12,947,791
     Less accumulated depreciation                                     6,231,802       6,116,411
                                                                    ------------    ------------

                           Net property and equipment                  6,760,678       6,831,380

Cash and cash equivalents                                              1,042,570       1,079,974
Trade accounts receivable, net of allowance for doubtful
     accounts of $349,068 in 2000 and $340,735 in 1999                    43,711          53,417
Receivables from affiliated parties                                      131,434         119,923
Escrow deposits                                                          339,638         322,484
Other assets                                                             138,429         156,864
                                                                    ------------    ------------

                           Total assets                             $  8,456,460       8,564,042
                                                                    ============    ============

         Liabilities and Partners' Equity

Liabilities:
     Mortgage loans payable                                            4,922,077       4,935,851
     Accounts payable and accrued expenses                               166,780         134,675
     Accrued interest payable                                             55,562          55,614
     Security deposits and prepaid rents                                 121,163         121,218
                                                                    ------------    ------------

                           Total liabilities                           5,265,582       5,247,358
                                                                    ------------    ------------

Partners' equity (deficit):
     General partners                                                    (59,728)        (55,954)
     Limited partners                                                  3,250,606       3,372,638
                                                                    ------------    ------------

                           Total partners' equity                      3,190,878       3,316,684
                                                                    ------------    ------------

Contingency
                                                                    ------------    ------------
                           Total liabilities and partners' equity   $  8,456,460       8,564,042
                                                                    ============    ============

See accompanying notes to financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                            Statements of Operations

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                 Three months ended
                                                                 ------------------
                                                                          (As restated)
                                                               March 31,     March 31,
                                                                2000           1999
                                                                ----           ----
Income:
     Rental                                                    $ 621,820      576,791
     Interest and other income                                    66,828       68,663
                                                               ---------    ---------

                           Total income                          688,648      645,454
                                                               ---------    ---------
Expenses:
     Property operations                                         467,743      526,747
     Interest                                                    111,390      126,578
     Depreciation                                                115,391       53,142
     Administrative:
         Affiliated parties                                       64,551       41,838
         Other                                                    55,379       86,814
                                                               ---------    ---------

                           Total expenses                        814,454      835,119
                                                               ---------    ---------

                           Net loss                            $(125,806)    (189,665)
                                                               =========    =========

Net loss per limited partnership unit                          $   (7.85)      (11.83)
                                                               =========    =========

Weighted average number of limited partnership
     units outstanding                                            15,551       15,551
                                                               =========    =========

See accompanying notes to financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                          Statement of Partners' Equity

                        Three months ended March 31, 2000
                                   (Unaudited)







                                                  General                 Limited Partners
                                                  Partners            Units           Amount
                                                  --------            -----           ------
Balances at January 1, 2000                   $      (55,954)          15,551         3,372,638

Net loss                                              (3,774)              --          (122,032)
                                                   ---------       ----------         ---------

Balances at March 31, 2000                    $      (59,728)          15,551         3,250,606
                                                   =========       ==========         =========

See accompanying notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                            Statements of Cash Flows

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)
                                                                   Three months ended
                                                                   ------------------
                                                                               (As restated)
                                                               March 31,         March 31,
                                                                 2000               1999
                                                                 ----               ----
Cash flows from operating activities:
     Net loss                                                  $  (125,806)      (189,665)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                        123,004         71,448
              Changes in:
                Trade accounts receivable                            9,706         (8,583)
                Receivables from affiliated parties                (11,511)       (12,095)
                Escrow deposits                                    (17,154)       (82,522)
                Other assets                                        10,822         11,232
                Accounts payable and accrued expenses               32,105         33,377
                Accrued interest payable                               (52)        21,759
                Security deposits and prepaid rents                    (55)        11,102
                                                               -----------    -----------

                           Net cash provided by (used in)
                               operating activities                 21,059       (143,947)

Cash flows from investing activities - additions to property
     and equipment                                                 (44,689)            --

Cash flows from financing activities - principal payments
     on mortgage loans                                             (13,774)        (3,461)
                                                               -----------    -----------

Net decrease in cash and cash equivalents                          (37,404)      (147,408)

Cash and cash equivalents at beginning of period                 1,079,974      1,778,425
                                                               -----------    -----------

Cash and cash equivalents at end of period                     $ 1,042,570      1,631,017
                                                               ===========    ===========


Supplemental disclosure of cash flow information -
     cash paid during the period for interest                  $   103,830         86,513
                                                               ===========    ===========

See accompanying notes to financial statements.
                                        6

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                          Notes to Financial Statements

                   Three months ended March 31, 2000 and 1999
                                   (Unaudited)


(1)  Basis of Presentation
--------------------------

     The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 1999 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

(2)  Organization
-----------------

     Realmark Property Investors Limited Partnership - III (the
         Partnership), a Delaware limited partnership, was formed on November 18, 1983, to invest in a diversified portfolio of income-producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

(3)  Property and Equipment
---------------------------

     During the first six months of 1999 (through June 30, 1999), management continued its plans to sell the assets of Ambassador Towers. Effective July 1, 1999, management discontinued its plans to sell the property, as this was determined to be in the best interests of the investors. The assets of Ambassador Towers are carried at the lower of depreciated cost or fair value less costs to sell and have not been depreciated during the disposal period. Depreciation expense not recorded for the three months ended March 31, 1999 was approximately $55,500.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

(4)  Current Accounting Pronouncements
--------------------------------------

     In June 2000, the Financial Accounting Standards Board issued Statement of
         Financial Accounting Standards No. 138 - "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of Statement No. 133" which amends certain provisions of Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities". These statements establish accounting and financial reporting for derivative instruments and hedging activities. These statements become effective for the Partnership on January 1, 2001. The effect, if any, that Statements No. 133 and 138 will have on the Partnership's operations and financial position will not be material.

(5)  Prior Period Adjustment
----------------------------

     The net loss for the quarter ended March 31, 1999 has been corrected to give effect to a year-end 1999 adjustment as follows:

              As previously reported                              $    (245,143)
              Elimination of depreciation expense on Ambassador
                   Towers held for disposal during the quarter           55,478
                                                                       --------

              As restated                                         $    (189,665)
                                                                       ========

     The net loss per limited partnership unit decreased $3.46 to $11.83.

(6)  Subsequent Event - Contingency
-----------------------------------

     The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.

PART I - Item 2.   Management's Discussion and Analysis of Financial Condition
                   -----------------------------------------------------------
                   and Results of Operations
                   -------------------------


Liquidity and Capital Resources
-------------------------------

Although the Partnership showed a small cash shortfall for the first three months of 2000, management believes there is sufficient cash to complete scheduled capital improvements and maintenance at the three properties remaining in the Partnership, while also funding the properties' operating activities. Management continues to be optimistic that expenses will decrease as tighter control is being exercised over expenditures. Management is also focusing its efforts heavily on ways to increase operating revenue.

The General Partner is completing substantial capital improvement work at the Perrymont Office Building including re-facing the exterior of the building, resealing of the parking lot, replacement of hallway carpeting, redecorating of all common area restrooms, relandscaping the front of the building, new entrances, and new signage. The work will cost approximately $450,000 and will be completed during the fall of 2000. It is believed that the physical improvements to the exterior of the building and the common parts of the interior will greatly increase its curb appeal and attract new tenants; and hopefully increase the value of the building.

While there were no cash distributions to partners in the three month periods ended March 31, 2000 and 1999, the General Partner plans to resume distributions in the future.

Results of Operations
---------------------

In the quarter ended March 31, 2000, the Partnership's net loss was approximately $64,000 less than the net loss for the quarter ended March 31, 1999.

The improvement was due to both income increases and expense reductions. Rent revenue for the quarter ended March 31, 2000 increased approximately $45,000 primarily due to increased occupancy at Ambassador Towers. At March 31, 2000, occupancy at this complex was almost 93%. This complex has seen a steady increase in its occupancy due to various "new and innovative" ideas for services that are now being provided to residents as well as improvements recently made in 1999 and continued improvements in 2000 in upgrading hallways and common areas. The Perrymont Office Building had a decrease in income in the three months ended March 31, 2000. Improvements to the property should result in increased occupancy and improved cash flow by the end of 2000. Inducon Amherst income increased in the three months ended March 31, 2000 because of improved collections.

Property operations expenses decreased by approximately 11% in the three months ended March 31, 2000. The majority of this decrease is attributed to the decrease in replacement expense at Ambassador Towers when many upgrades of appliance, carpet, and wallpaper were completed in 1999.

Partnership administrative expenses to affiliates increased by approximately $22,000 in the quarter ended March 31, 2000 as the result of increased accounting and portfolio management expenses charged and/or incurred on behalf of the Partnership. Other partnership administrative costs decreased in 2000 due to decreased professional fees.
                                        9

PART I - Item 3.    Quantitative and Qualitative Disclosures About Market Risk
                    ----------------------------------------------------------


     The Partnership's cash equivalents are short term, interest bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

     The Partnership, as a nominal defendant, the General Partners of the Partnership and the three individuals constituting the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 19, 2000 in a class and derivative action instituted by Ira Gaines and on August 21, 2000 in a class and derivative action instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. The actions allege breaches of contract and breaches of fiduciary duty and seek, among other things, an accounting, the removal of the General Partners, the liquidation of the Partnership and the appointment of a receiver to supervise the liquidation, and damages. The General Partners and the officers and directors of the Corporate General Partner have filed a motion to dismiss the first complaint and are presently reviewing the second complaint and intend to vigorously pursue their defense.


Items 2, 3, 4 and 5
-------------------

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Partnership reported a change in independent accountants under item 4 of Form 8-K, filed on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP III




By:    /s/ Joseph M. Jayson                       11/15/2000
       ------------------------------------       ------------
       Joseph M. Jayson,                          Date
       Individual General Partner and
       Principal Financial Officer