Form 10-Q
period 2000-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2000-12-01
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                                 Commission File Number
June 30, 2000                                                 0-13331


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
             (Exact Name of Registrant as specified in its charter)

          Delaware                                     16-1234990
---------------------------              -----------------------------------
    (State of Formation)                 (IRS Employer Identification Number)

2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280


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

                                    Form 10-Q

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - June 30, 2000 and December 31, 1999                                          3

                  Statements of Operations - Three and six month periods ended
                      June 30, 2000 and 1999                                                                    4

                  Statement of Partners' Equity - Six months ended June 30, 2000                                5

                  Statements of Cash Flows - Six months ended June 30, 2000 and 1999                            6

                  Notes to Financial Statements                                                               7 - 8

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                     10

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              10

Item 2 - 5.     Not applicable                                                                                 10

Item 6.         Exhibits and Reports on Form 8-K                                                               10

                                        2

PART I - Item 1.     Financial Statements
                     --------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                                 Balance Sheets

                       June 30, 2000 and December 31, 1999

                                                                                     (Unaudited)
                                                                                       June 30,      December 31,
                           Assets                                                        2000            1999
                           ------                                                        ----            ----
Property and equipment:
     Land                                                                            $    777,709         777,709
     Buildings and improvements                                                        11,244,800      11,196,329
     Furniture and fixtures                                                               976,539         973,753
                                                                                     ------------    ------------

                                                                                       12,999,048      12,947,791
     Less accumulated depreciation                                                      6,347,278       6,116,411
                                                                                     ------------    ------------

                           Net property and equipment                                   6,651,770       6,831,380

Cash and cash equivalents                                                                 990,647       1,079,974
Trade accounts receivable, net of allowance for doubtful
     accounts of $342,126 in 2000 and $340,735 in 1999                                     56,456          53,417
Receivable from affiliated parties                                                        119,150         119,923
Escrow deposits                                                                           397,682         322,484
Other assets                                                                              116,694         156,864
                                                                                     ------------    ------------

                           Total assets                                              $  8,332,399       8,564,042
                                                                                     ============    ============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                                             4,908,439       4,935,851
     Accounts payable and accrued expenses                                                147,838         134,675
     Accrued interest payable                                                              55,040          55,614
     Security deposits and prepaid rents                                                  119,151         121,218
                                                                                     ------------    ------------

                           Total liabilities                                            5,230,468       5,247,358
                                                                                     ------------    ------------

Partners' equity (deficit):
     General partners                                                                     (62,397)        (55,954)
     Limited partners                                                                   3,164,328       3,372,638
                                                                                     ------------    ------------

                           Total partners' equity                                       3,101,931       3,316,684
                                                                                     ------------    ------------

Contingency
                                                                                     ------------    ------------
                           Total liabilities and partners' equity                    $  8,332,399       8,564,042
                                                                                     ============    ============

See accompanying notes to financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                            Statements of Operations

            Three and six month periods ended June 30, 2000 and 1999
                                   (Unaudited)

                                                         Three months ended            Six months ended
                                                         ------------------            ----------------
                                                                   (As restated)               (As restated)
                                                        June 30,      June 30,       June 30,     June 30,
                                                          2000          1999          2000          1999
                                                          ----          ----          ----          ----
Income:
     Rental                                            $  624,461       594,318     1,246,281     1,171,109
     Interest and other income                             90,376        70,423       157,204       139,086
                                                       ----------    ----------    ----------    ----------

              Total income                                714,837       664,741     1,403,485     1,310,195
                                                       ----------    ----------    ----------    ----------

Expenses:
     Property operations                                  440,705       560,170       908,448     1,086,917
     Interest                                             110,586       121,135       221,976       247,713
     Depreciation                                         115,476        53,147       230,867       106,289
     Administrative:
         Affiliated parties                                62,611        66,190       127,162       108,028
         Other                                             74,406        66,929       129,785       153,743
                                                       ----------    ----------    ----------    ----------

              Total expenses                              803,784       867,571     1,618,238     1,702,690
                                                       ----------    ----------    ----------    ----------

              Net loss                                 $  (88,947)     (202,830)     (214,753)     (392,495)
                                                       ==========    ==========    ==========    ==========

Net loss per limited partnership unit                  $    (5.55)       (12.65)       (13.40)       (24.48)
                                                       ==========    ==========    ==========    ==========

Weighted average number of limited
     partnership units outstanding                         15,551        15,551        15,551        15,551
                                                       ==========    ==========    ==========    ==========

See accompanying notes to financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                          Statement of Partners' Equity

                         Six months ended June 30, 2000
                                   (Unaudited)




                                                    General         Limited Partners
                                                    Partners       Units       Amount
                                                    --------       -----       ------
Balances at January 1, 2000                       $  (55,954)       15,551    3,372,638

Net loss                                              (6,443)           --     (208,310)
                                                  ----------    ----------   ----------

Balances at June 30, 2000                         $  (62,397)       15,551    3,164,328
                                                  ==========    ==========   ==========































See accompanying notes to financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                            Statements of Cash Flows

                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                            Six months ended
                                                                                            ----------------
                                                                                                    (As restated)
                                                                                        June 30,       June 30,
                                                                                         2000            1999
                                                                                         ----            ----
Cash flows from operating activities:
     Net loss                                                                         $  (214,753)      (392,495)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation and amortization                                               245,623        142,900
              Changes in:
                Trade accounts receivable                                                  (3,039)         2,649
                Receivables from affiliated parties                                           773         (6,586)
                Escrow deposits                                                           (75,198)      (164,463)
                Other assets                                                               25,414         16,090
                Accounts payable and accrued expenses                                      13,163        123,305
                Accrued interest payable                                                     (574)       (13,663)
                Security deposits and prepaid rent                                         (2,067)        19,871
                                                                                      -----------    -----------

                           Net cash used in operating activities                          (10,658)      (272,392)
                                                                                      -----------    -----------

Cash flow from investing activities - additions to property
     and equipment                                                                        (51,757)      (175,504)
                                                                                      -----------    -----------

Cash flows from financing activities:
     Principal payments on mortgage loans                                                 (27,412)        (8,775)
     Mortgage costs                                                                            --        (20,000)
                                                                                      -----------    -----------

                           Net cash used in financing activities                          (27,412)       (28,775)
                                                                                      -----------    -----------

Net decrease in cash and cash equivalents                                                 (89,327)      (476,671)

Cash and cash equivalents at beginning of period                                        1,079,974      1,778,425
                                                                                      -----------    -----------

Cash and cash equivalents at end of period                                            $   990,647      1,301,754
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid during the period for interest                                         $   207,795        224,765
                                                                                      ===========    ===========

See accompanying notes to financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                          Notes to Financial Statements

                     Six months ended June 30, 2000 and 1999
                                   (Unaudited)


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

(2)  Organization
-----------------

     Realmark Property Investors Limited Partnership - III (the
         Partnership), a Delaware limited partnership, was formed on November 18, 1983, to invest in a diversified portfolio of income-producing real estate investments. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner). Joseph M. Jayson is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly owned subsidiary of J.M. Jayson & Company, Inc. Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership.

(3)  Property and Equipment
---------------------------

     During the first six months of 1999 (through June 30, 1999), management had a plan to sell the assets of Ambassador Towers. Effective July 1, 1999, the plan was discontinued. The assets of Ambassador Towers were carried at the lower of depreciated cost or fair value less costs to sell and were not depreciated during the disposal period. Depreciation expense not recorded for the three and six months ended June 30, 1999 was approximately $55,500 and $111,000, respectively.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

(5)  Prior Period Adjustment
----------------------------

     The net losses for the three and six month periods ended June 30, 1999 has been corrected to give effect to a year-end 1999 adjustment as follows:

                                                                                   Three months        Six months
                                                                                   ended June 30,     ended June 30,
                                                                                       1999                1999
                                                                                       ----                ----
              As previously reported                                                 $ (258,308)        (503,451)
              Elimination of depreciation expense on Ambassador
                   Towers held for disposal during the period                            55,478          110,956
                                                                                     ----------         --------

              As restated                                                            $ (202,830)        (392,495)
                                                                                     ==========         =========

     The net loss per limited partnership unit decreased $3.46 to $12.65 for the three months ended June 30, 1999 and $6.92 to $24.48 for the six months ended June 30, 1999.

(6)  Contingency
----------------

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

PART I - Item 2.   Management's Discussion and Analysis of Financial Condition
                   -----------------------------------------------------------
                   and Results of Operations
                   -------------------------

Liquidity and Capital Resources
-------------------------------

Although the Partnership showed a cash shortfall for the first six months of 2000, management believes there is sufficient cash to complete scheduled capital improvements and maintenance at the three properties remaining in the Partnership, while also funding the properties' operating activities. Management continues to be optimistic that expenses will decrease as tighter control is being exercised over expenditures. Management is also focusing its efforts heavily on ways to increase operating revenue.

The General Partner is completing substantial capital improvement work at the Perrymont Office Building including re-facing the exterior of the building, resealing of the parking lot, replacement of hallway carpeting, redecorating of all common area restrooms, relandscaping the front of the building, new entrances, and new signage. The work will cost approximately $450,000 and will be completed during the fall of 2000. It is believed that the physical improvements to the exterior of the building and the common parts of the interior will greatly increase its curb appeal and attract new tenants and potentially increase the value of the building.

While there were no cash distributions to partners in the six-month periods ended June 30, 2000 and 1999, the General Partner plans to resume distributions in the future.

Results of Operations
---------------------

In the quarter ended June 30, 2000, the Partnership's net loss was approximately $114,000 less than the net loss for the quarter ended June 30, 1999, while operating results for the six months ended June 30, 2000 were approximately $178,000 more favorable than the comparable 1999 period. Both improvements were in spite of increases in depreciation of $62,000 and $114,000 in the three and six month periods, respectively.

The improvement was due to both income increases and expense reductions. Rent revenue for the quarter and six months ended June 30, 2000 increased approximately $30,000 and $75,000, respectively, primarily due to increased occupancy at Ambassador Towers. This complex has seen a steady increase in its occupancy due to various "new and innovative" ideas for services that are now being provided to residents as well as improvements recently made in 1999 and continued improvements in 2000 in upgrading hallways and common areas. The Perrymont Office Building had a decrease in income in the three and six months ended June 30, 2000. Improvements to the property should result in increased occupancy and improved cash flow by the end of 2000. Inducon Amherst income decreased in the three months ended June 30, 2000 and was flat for the six-month period. Other income in both periods increased because of increased common area maintenance fees.

Property operations expenses decreased by approximately $120,000 and $178,000 in the three and six month periods ended June 30, 2000, respectively. The majority of the decreases is attributed to a decrease in replacement and repair expense, particularly at Ambassador Towers where many upgrades of appliances, carpet, and wallpaper were completed in 1999.

PART I - Item 3.   Quantitative and Qualitative Disclosures About Market Risk
                   ----------------------------------------------------------

     The Partnership's cash equivalents are short-term, interest-bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.


                           PART II - OTHER INFORMATION
                                     -----------------

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP III




By:    /s/ Joseph M. Jayson                        12/01/00
       ----------------------------------          -------------------
       Joseph M. Jayson,                           Date
       Individual General Partner and
       Principal Financial Officer