Form 10-Q
period 2000-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2001-03-13
CIK 733591

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended                             Commission File Number
September 30, 2000                                        0-13331


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
             (Exact Name of Registrant as specified in its charter)

      Delaware                                          16-1234990
--------------------                       -----------------------------------
(State of Formation)                       (IRS Employer Identification Number)

2350 North Forest Road
Suite 12A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:  (716) 636-0280


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

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                              ----
Item 1.         Financial Statements

                  Balance Sheets - September 30, 2000 and December 31, 1999                                     3

                  Statements of Operations - Three and nine month periods ended
                      September 30, 2000 and 1999                                                               4

                  Statements of Cash Flows - Nine months ended September 30, 2000
                      and 1999                                                                                  5

                  Notes to Financial Statements                                                               6 - 7

Item 2.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                           8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      9

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                               9

Item 2 - 6      Not applicable                                                                                  9

                                        2

PART I - Item 1.     Financial Statements
                     --------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                                 Balance Sheets

                                                                                     (Unaudited)
                                                                                    September 30,    December 31,
                           Assets                                                        2000            1999
                           ------                                                        ----            ----
Property and equipment:
     Land                                                                            $    777,709         777,709
     Buildings and improvements                                                        11,264,243      11,196,329
     Furniture and fixtures                                                               976,539         973,753
                                                                                     ------------    ------------

                                                                                       13,018,491      12,947,791
     Less accumulated depreciation                                                      6,464,070       6,116,411
                                                                                     ------------    ------------

                           Net property and equipment                                   6,554,421       6,831,380

Cash and cash equivalents                                                                 913,191       1,079,974
Trade accounts receivable, net of allowance for doubtful
     accounts of $348,338 in 2000 and $340,735 in 1999                                     95,725          53,417
Receivables from affiliated parties                                                       107,075         119,923
Escrow deposits                                                                           373,041         322,484
Other assets                                                                              144,950         156,864
                                                                                     ------------    ------------

                           Total assets                                              $  8,188,403       8,564,042
                                                                                     ============    ============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                                             4,892,375       4,935,851
     Accounts payable and accrued expenses                                                124,712         134,675
     Accrued interest payable                                                              34,424          55,614
     Security deposits and prepaid rents                                                  133,265         121,218
                                                                                     ------------    ------------

                           Total liabilities                                            5,184,776       5,247,358
                                                                                     ------------    ------------

Partners' equity (deficit):
     General partners                                                                     (65,346)        (55,954)
     Limited partners                                                                   3,068,973       3,372,638
                                                                                     ------------    ------------

                           Total partners' equity                                       3,003,627       3,316,684
                                                                                     ------------    ------------

Contingency
                                                                                     ------------    ------------

                           Total liabilities and partners' equity                    $  8,188,403       8,564,042
                                                                                     ============    ============


See accompanying notes to financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                            Statements of Operations
                                   (Unaudited)

                                                        Three months ended                 Nine months ended
                                                        ------------------                 -----------------
                                                                                                      (As restated)
                                                   September 30,    September 30,   September 30,      September 30,
                                                       2000              1999             2000              1999
                                                       ----              ----             ----              ----
Income:
     Rental                                          $ 622,692           602,121        1,868,973         1,773,230
     Interest and other income                          84,238            65,153          241,442           204,239
                                                     ---------          --------       ----------        ----------

              Total income                             706,930           667,274        2,110,415         1,977,469
                                                     ---------          --------       ----------        ----------

Expenses:
     Property operations                               443,351           402,260        1,351,799         1,490,125
     Interest                                          130,666           110,673          352,642           364,480
     Depreciation                                      116,792           108,621          347,659           214,910
     Administrative:
         Affiliated parties                             57,251            47,067          184,413           155,095
         Other                                          57,174            55,086          186,959           201,787
                                                     ---------          --------       ----------        ----------

              Total expenses                           805,234           723,707        2,423,472         2,426,397
                                                     ---------          --------       ----------        ----------

              Net loss                               $ (98,304)          (56,433)        (313,057)         (448,928)
                                                     =========          ========       ==========        ==========

Net loss per limited partnership unit                $   (6.13)            (3.52)          (19.53)           (28.00)
                                                     =========          ========       ==========        ==========

Weighted average number of limited
     partnership units outstanding                      15,551            15,551           15,551            15,551
                                                     =========          ========       ==========        ==========

See accompanying notes to financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                            Statements of Cash Flows

                                   (Unaudited)

                                                                                        Nine months ended
                                                                                                  (As restated)
                                                                                   September 30,   September 30,
                                                                                       2000             1999
                                                                                       ----             ----
Cash flows from operating activities:
     Net loss                                                                       $  (313,057)      (448,928)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Depreciation and amortization                                             369,955        269,828
              Changes in:
                Trade accounts receivable                                               (42,308)         6,060
                Receivables from affiliated parties                                      12,848        (61,182)
                Escrow deposits                                                         (50,557)       (61,669)
                Other assets                                                             (6,099)        36,797
                Accounts payable and accrued expenses                                    (9,963)       (74,431)
                Accrued interest payable                                                (21,190)       (13,663)
                Security deposits and prepaid rent                                       12,047         21,100
                                                                                    -----------    -----------

                           Net cash used in operating activities                        (48,324)      (326,088)
                                                                                    -----------    -----------

Cash flow from investing activities - additions to property
     and equipment                                                                      (70,700)      (216,784)
                                                                                    -----------    -----------

Cash flows from financing activities:
     Principal payments on mortgage loans                                               (43,476)       (17,626)
     Mortgage costs                                                                      (4,283)       (20,000)
                                                                                    -----------    -----------

                           Net cash used in financing activities                        (47,759)       (37,626)
                                                                                    -----------    -----------

Net decrease in cash and cash equivalents                                              (166,783)      (580,498)

Cash and cash equivalents at beginning of period                                      1,079,974        737,376
                                                                                    -----------    -----------

Cash and cash equivalents at end of period                                          $   913,191        156,878
                                                                                    ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid during the period for interest                                       $   351,417        324,648
                                                                                    ===========    ===========

See accompanying notes to financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

                          Notes to Financial Statements

                  Nine months ended September 30, 2000 and 1999
                                   (Unaudited)


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

(3)  Property and Equipment
---------------------------

     During the first six months of 1999 (through June 30, 1999), management had a plan to sell the assets of Ambassador Towers. Effective July 1, 1999, the plan was discontinued. The assets of Ambassador Towers are carried at the lower of depreciated cost or fair value less costs to sell and were not depreciated during the disposal period. Depreciation expense not recorded for the nine months ended September 30, 1999 was approximately $111,000.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III

(5)  Prior Period Adjustment
----------------------------

     The net loss for the nine months ended September 30, 1999 has been corrected to give effect to a year-end 1999 adjustment as follows:

              As previously reported                                                                     $ (559,884)
              Elimination of depreciation expense on Ambassador Towers
                  held for disposal during the period                                                       110,956
                                                                                                         ----------

              As restated                                                                                $ (448,928)
                                                                                                         ==========

     The net loss per limited partnership unit decreased $6.92 to $28.00 for the nine months ended September 30, 1999.

(6)  Contingency

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Although the Partnership showed a cash shortfall for the first nine months of 2000, management believes there is sufficient cash to complete scheduled capital improvements and maintenance at the three properties remaining in the Partnership, while also funding the properties' operating activities. Management continues to be optimistic that expenses will decrease as tighter control is being exercised over expenditures. Management is also focusing its efforts heavily on ways to increase operating revenue.

While there were no cash distributions to partners in the nine-month periods ended September 30, 2000 and 1999, the General Partner plans to resume distributions in the future.

Results of Operations
---------------------

In the quarter ended September 30, 2000, the Partnership's net loss was approximately $42,000 more than the net loss for the quarter ended September 30, 1999, while operating results for the nine months ended September 30, 2000 were approximately $136,000 more favorable than the comparable 1999 period.

The improvement in the nine month period was due to both income increases and expense reductions. Rent revenue for the quarter and nine months ended September 30, 2000 increased approximately $21,000 and $96,000, respectively, primarily due to increased occupancy at Ambassador Towers. This complex has seen a steady increase in its occupancy due to various "new and innovative" ideas for services that are now being provided to residents as well as improvements recently made in 1999 and continued improvements in 2000 in upgrading hallways and common areas. The Perrymont Office Building had a decrease in income in the nine months ended September 30, 2000. Improvements to the property should result in increased occupancy and improved cash flow by the end of 2000. Rental income at Inducon Amherst increased slightly in both the three and nine month periods ended September 30, 2000. Other income in both periods increased because of increased common area maintenance fees.

Property operations expenses decreased by approximately $138,000 in the nine months ended September 30, 2000. The majority of the decrease is attributed to a decrease in replacement and repair expense, particularly at Ambassador Towers where many upgrades of appliances, carpet, and wallpaper were completed in 1999. In the three months ended September 30, 2000, property operations expense increased because of certain significant repairs that had to be made, particularly at Perrymont.

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

Items 2, 3, 4, 5 and 6
----------------------

     Not applicable.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP III


By:    /s/ Joseph M. Jayson                         March 13, 2001
       ------------------------------               --------------
       Joseph M. Jayson,                            Date
       Individual General Partner and
       Principal Financial Officer