Form 10-K405
period 2000-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2001-04-02
CIK 733591

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-13331

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
             (Exact Name of Registrant as specified in its Charter)

       Delaware                                           16-1234990
- --------------------                          --------------------------------
(State of Formation)                          (IRS Employer Identification No.)

2350 North Forest Road
Suite 12-A
Getzville, New York  14068
(Address of Principal Executive Office)

Registrant's Telephone Number:      (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ( X )

                       DOCUMENTS INCORPORATED BY REFERENCE
        See Item 14 for a list of all documents incorporated by reference

                                     PART I
                                     ------

ITEM 1:  BUSINESS
- -----------------

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

         The Partnership's primary business is to own and operate income-producing real property for the benefit of its partners. As of December 31, 2000, the Partnership owned an apartment complex (Ambassador Towers) with 280 units and two office buildings (Perrymont and Inducon Amherst) with a total of 124,960 square feet of rentable space. All of these properties are currently being actively marketed for sale.


         Occupancy for each complex at December 31 was as follows:

                                                                  2000             1999            1998
                                                                  ----             ----            ----
Ambassador Towers                                                  97%              87%             81%
Perrymont                                                          54%              51%             75%
Inducon Amherst                                                    79%              79%             82%

         The percentage of total Partnership revenue generated by each complex was as follows:

                                                                  2000             1999            1998
                                                                  ----             ----            ----
Ambassador Towers                                                  76%             69%              65%
Perrymont                                                          10%             14%              16%
Inducon Amherst                                                    14%             17%              19%

         The business of the Partnership is not seasonal. As of December 31, 2000, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2000 were employees of the Corporate General Partner or its affiliates.

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

ITEM 2:  PROPERTIES
- -------------------

Following is a listing of properties owned by the Partnership at December 31, 2000:

     Name
and Location                        General Character of Property                            Purchase Date
- ------------                        -----------------------------                            -------------
Ambassador Towers                   Apartment complex; 6 buildings on                        December 1985
Monroeville, PA                     11.6 acres; 280 units, securing an 8.25%
                                    mortgage with a balance at December 31, 2000
                                    of $3,080,977, maturing in February 2004.

Perrymont Office Bldg.              One unencumbered office building on 2.3                  August 1985
Pittsburgh, PA                      acres with 45,000 rentable square feet.

Inducon Amherst                     Four office/warehouse buildings on                       April 1985
Amherst, NY                         4 acres with approximately 77,000 rentable
                                    square feet, securing an 8.62% mortgage with
                                    a balance at December 31, 2000 of
                                    $1,793,496, maturing in March 2022.

ITEM 3:  LEGAL PROCEEDINGS
- --------------------------

         The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

         None.


                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
- ----------------------------------------------------------------------

         There is currently no active trading market for the units of Limited Partnership Interest of the Partnership and it is not anticipated that any will develop in the future. As of December 31, 2000, there were 1,796 record holders of units of Limited Partnership Interest.

ITEM 6: SELECTED FINANCIAL DATA
- -------------------------------

                                                         At or for the year ended December 31,
                                    --------------------------------------------------------------------------------
                                             2000           1999            1998             1997           1996
                                    --------------------------------------------------------------------------------
Balance sheet data
Net rental property                       $6,479,500      6,831,380        6,753,103       6,842,563      6,611,656
Total assets                               7,706,941      8,564,042        9,113,917      10,757,121      8,869,221
Mortgage loans payable                     4,874,473      4,935,851        4,970,797       6,216,763      5,431,000
Partners' equity                           2,512,045      3,316,684        3,837,552       3,927,664      2,126,824
                                    ================================================================================
Operating data
Rental income                              2,474,400      2,400,717        2,050,131       2,828,947      4,004,140
Other income                                 339,438        314,240          382,167         286,232        424,903
                                    --------------------------------------------------------------------------------
Total revenue                              2,813,838      2,714,957        2,432,298       3,115,179      4,429,043
                                    --------------------------------------------------------------------------------
Property operating costs                   1,797,539      1,915,768        1,595,748       1,863,882      2,584,892
Depreciation                                 465,454        343,918          227,696         426,277        609,105
Interest expense                             456,940        489,199          516,918       1,375,313      1,315,147
Administrative expenses                      515,509        486,940          500,261         530,837        848,067
                                    --------------------------------------------------------------------------------
Total expenses                             3,235,442      3,235,825        2,840,623       4,196,309      5,357,211
                                    --------------------------------------------------------------------------------
Operating loss                              (421,604)      (520,868)        (408,325)     (1,081,130)      (928,168)
Equity in net loss of
  joint ventures                                   -              -                -        (213,416)      (142,165)
Gain on property sales                             -              -                -       3,095,376      3,501,323
Extraordinary gain on debt
  extinguishment                                   -              -          318,213               -              -
                                    --------------------------------------------------------------------------------
Net income (loss)                           (421,604)      (520,868)         (90,112)      1,800,830      2,430,990
                                    ================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                          77,607       (241,310)        (520,887)     (1,445,008)    (1,325,905)
Investing activities                        (113,574)      (422,195)        (138,234)      4,784,466      8,080,693
Financing activities                        (444,413)       (34,946)        (927,753)     (1,786,121)    (4,905,905)
                                    --------------------------------------------------------------------------------
Net increase (decrease) in cash
  and equivalents                           (480,380)      (698,451)      (1,586,874)      1,553,337      1,848,883
                                    ================================================================================
Per limited partnership unit:
Net income (loss)                            ($26.30)        (32.49)           (5.62)         105.38         141.68
Distributions                                  23.89              -                -               -              -
                                    ================================================================================

                                        4

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Liquidity and Capital Resources
- -------------------------------

         In 1996 and 1997, through the sale and refinancing of properties, the Partnership generated significant cash flow that resulted in a cash balance of more than $3 million at the end of 1997. In 1998, a portion of the cash was used to satisfy the mortgage loan on the Perrymont Building at a discount, resulting in an extraordinary gain of $318,213. In addition, a significant portion of the cash was used to fund deficient operating activities and significant capital improvements at the properties. Considerable renovation work was done at the Perrymont Office Building, including re-facing of the exterior of the building to give it a more updated appearance, landscaping, redecorating of all common area restrooms, and a new sprinkler system at a cost of approximately $336,000 in 1999. In 2000, capital projects included the replacement of hallway carpeting, fresh paint throughout the building, foyer alterations, new signage, new doors, fencing at the entrance and driveway repairs that cost more than $100,000. By improving the physical appearance of the building, new tenants have been attracted to the building, although occupancy is still low.

         While cash was used during the past two years, adequate liquidity enabled the Partnership to make a $383,000 distribution to partners in 2000. There were no distributions in 1999 and 1998.

         Ambassador Towers has seen a significant improvement in its occupancy to 97% at December 31, 2000. The success of this complex is primarily the result of new on-site staff who came to this complex with considerable experience and innovative ideas. The complex began offering new services in 1998 to its residents such as a concierge office which provides dry cleaning and travel services, and a shopping van service. Additionally, the complex offers free cable to all of its residents (rents were increased on a per unit basis to cover these costs to the complex). This has continued in 1999 and has contributed to its success. The property has become more attractive to potential renters since the construction of a plaza containing a large grocery store chain immediately next to the property. All hallways in the building have been re-carpeted and freshly painted and wallpapered. Carpets and appliances within units of this complex are being replaced on an as-needed basis. New cabinets, countertops and mirrors are being added to units when such improvements are deemed necessary to rent vacant units or retain current tenants.

Results of Operations
- ---------------------

         An increase in rental income at Ambassador Towers in excess of $150,000 in 2000 offset a decline in the rents at Perrymont. Inducon Amherst experienced a small increase in rental income as well. Property operating expense was down over $100,000 in 2000, primarily due to the relatively large costs incurred in 1999 in replacing appliances at Ambassador Towers. Depreciation expense increased since Ambassador Towers was depreciated for only half of 1999. Administrative expenses were higher because of increased professional fees.

         Rental income increased $350,000 from 1998 to 1999 due to the increased occupancy of Ambassador Towers. Rental income at Perrymont decreased approximately $8,000 in 1999, where occupancy at December 31, 1999 was 51%. The decrease in occupancy occurred toward the end of 1999 due in large part to the loss of the building's major tenant. There was also a decrease of approximately $68,000 in other income from 1998 to 1999 as the result of lower interest income earned on less cash invested.

         Property operations expense increased approximately $320,000 in 1999, principally because of $133,000 spent on new appliances at Ambassador Towers and capital improvements to Perrymont. Most of the other expenses for 1999 remained consistent with 1998 except for an increase in depreciation expense of $116,000. This was due to Ambassador Towers no longer being held for sale after June 30, 1999 and the capitalization of some of the Perrymont improvements.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
- -------------------------------------------------------------------

         The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loans on the Partnership's properties are fixed rate and therefore, are not subject to market risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

         Listed under Item 14 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

         As reported on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2000 and amended on February 3, 2000, April 17, 2000 and May 2, 2000, incorporated herein by reference in their entirety: (i) Deloitte & Touche LLP notified the Partnership on January 11, 2000 that its relationship as the principal accountants to audit the Partnership's financial statements had ceased; and (ii) effective January 28, 2000, the Partnership engaged Toski, Schaefer & Co., P.C. as its independent accountants.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2000, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions
Name                                Held with the Company                  Year First Elected to Position
- ----                                ---------------------                  ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                    1979
                                      and Treasurer

Judith P. Jayson                    Vice President and Director                         1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 62, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 38 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 38 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 19 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 60, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 29 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
- -------------------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2000. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the Units of Limited Partnership Interests of the Partnership. The General Partners, as of December 31, 2000, owned no Units of Limited Partnership Interest. An affiliate of the General Partners owned approximately 4.42% of the units of Limited Partnership Interest at December 31, 2000.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

         The properties of the Partnership are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the corporate general partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
- ---------------------------------------------------------------------------

(a)      Consolidated Financial Statements
         ---------------------------------

                                                                                         Page
                                                                                         ----
         Independent Auditors' Report - As of and for the years ended
           December 31, 2000 and 1999                                                     F-1
         Independent Auditors' Report for the year ended
           December 31, 1998                                                              F-2
         Consolidated Balance Sheets as of December 31, 2000 and 1999                     F-3
         Consolidated Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                                               F-4
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2000, 1999, and 1998                                        F-5
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2000, 1999, and 1998                                              F-6
         Notes to Consolidated Financial Statements                                       F-7

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation                 F-12

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.


(b)      Reports on Form 8-K - none
         -------------------

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


REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - III


By:      /s/ Joseph M. Jayson                                      April 2, 2001
         -------------------------------------                     -------------
         JOSEPH M. JAYSON,                                             Date
         Individual General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                      April 2, 2001
         -------------------------------------                     -------------
         JOSEPH M. JAYSON,                                             Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                      April 2, 2001
         -------------------------------------                     -------------
         JUDITH P. JAYSON,                                             Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT


The Partners
Realmark Property Investors Limited Partnership - III:


We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 7 to the consolidated financial statements, the Partnership is involved in a class and derivative lawsuit. The lawsuit alleges claims of mismanagement and improper use of partnership funds by the general partners of the Partnership. The lawsuit seeks, among other things, the liquidation of the Partnership. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 23, 2001

INDEPENDENT AUDITORS' REPORT


To the Partners of
Realmark Property Investors Limited Partnership III


We have audited the accompanying statements of operations, partners' capital (deficit) and cash flows of Realmark Property Investors Limited Partnership III (the Partnership) for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedules are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Buffalo, New York
April 23, 1999

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                           Assets                                                         2000            1999
                           ------                                                         ----            ----
Property and equipment, at cost (including assets held for sale, note 3):
         Land                                                                        $    777,709           777,709
         Buildings and improvements                                                    11,296,548        11,196,329
         Furniture and equipment                                                          987,108           973,753
                                                                                     ------------      ------------

                                                                                       13,061,365        12,947,791
         Less accumulated depreciation                                                  6,581,865         6,116,411
                                                                                     ------------      ------------

                           Net property and equipment                                   6,479,500         6,831,380

Cash and equivalents                                                                      599,594         1,079,974
Accounts receivable, net of allowance for doubtful accounts
     of $82,659 in 2000 and $54,500 in 1999                                                42,218            53,417
Receivable from affiliated parties                                                         65,417           119,923
Escrow deposits                                                                           384,074           322,484
Other assets                                                                              136,138           156,864
                                                                                     ------------      ------------

                           Total assets                                              $  7,706,941         8,564,042
                                                                                     ============      ============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                                             4,874,473         4,935,851
     Accounts payable and accrued expenses                                                153,958           134,675
     Accrued interest payable                                                              29,466            55,614
     Security deposits and prepaid rents                                                  136,999           121,218
                                                                                     ------------      ------------

                           Total liabilities                                            5,194,896         5,247,358
                                                                                     ------------      ------------

Partners' equity (deficit):
     General partners                                                                     (80,093)          (55,954)
     Limited partners                                                                   2,592,138         3,372,638
                                                                                     ------------      ------------

                           Total partners' equity                                       2,512,045         3,316,684

Contingency                                                                          ------------      ------------

                           Total liabilities and partners' equity                    $  7,706,941         8,564,042
                                                                                     ============      ============

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                  Years ended December 31, 2000, 1999 and 1998

                                                                          2000           1999             1998
                                                                          ----           ----             ----
Income:
     Rental                                                            $ 2,474,400      2,400,717      2,050,131
     Interest and other                                                    339,438        314,240        382,167
                                                                       -----------    -----------    -----------

                           Total income                                  2,813,838      2,714,957      2,432,298
                                                                       -----------    -----------    -----------
Expenses:
     Property operations                                                 1,797,539      1,915,768      1,595,748
     Depreciation                                                          465,454        343,918        227,696
     Interest:
         Affiliated parties                                                     --             --         35,048
         Other                                                             456,940        489,199        481,870
     Administrative:
         Affiliated parties                                                244,441        229,141        225,110
         Other                                                             271,068        257,799        275,151
                                                                       -----------    -----------    -----------

                           Total expenses                                3,235,442      3,235,825      2,840,623
                                                                       -----------    -----------    -----------

Loss before extraordinary gain                                            (421,604)      (520,868)      (408,325)

Extraordinary gain on extinguishment of debt                                    --             --        318,213
                                                                       -----------    -----------    -----------

                           Net loss                                    $  (421,604)      (520,868)       (90,112)
                                                                       ===========    ===========    ===========

Loss per limited partnership unit before
     extraordinary gain                                                $    (26.30)        (32.49)        (25.47)

Extraordinary gain per limited partnership unit                                 --             --          19.85
                                                                       -----------    -----------    -----------

Net loss per limited partnership unit                                  $    (26.30)        (32.49)         (5.62)
                                                                       ===========    ===========    ===========

Distributions per limited partnership unit                             $     23.89             --             --
                                                                       ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                                      15,551         15,551         15,551
                                                                       ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2000, 1999 and 1998

                                                                                   Limited Partners
                                                                   General         ----------------
                                                                   Partners       Units       Amount
                                                                   --------       -----       ------
Balances at December 31, 1997                                    $  (37,625)       15,551    3,965,289

Net loss                                                             (2,703)           --      (87,409)
                                                                 ----------    ----------   ----------

Balances at December 31, 1998                                       (40,328)       15,551    3,877,880

Net loss                                                            (15,626)           --     (505,242)
                                                                 ----------    ----------   ----------

Balances at December 31, 1999                                       (55,954)       15,551    3,372,638

Net loss                                                            (12,648)           --     (408,956)

Distributions to partners                                           (11,491)           --     (371,544)
                                                                 ----------    ----------   ----------

Balances at December 31, 2000                                    $  (80,093)       15,551    2,592,138
                                                                 ==========    ==========   ==========

See accompanying notes to consolidated financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998

                                                                            2000            1999           1998
                                                                            ----            ----           ----
Cash flows from operating activities:
     Net loss                                                           $  (421,604)      (520,868)       (90,112)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
              Depreciation and amortization                                 495,286        375,664        259,676
              Gain on extinguishment of debt                                     --             --       (318,213)
              Changes in:
                  Accounts receivable                                        11,199        (45,605)        28,130
                  Receivable from affiliated parties                         54,506        (16,713)            --
                  Escrow deposits                                           (61,590)       (50,174)       (16,443)
                  Other assets                                               (9,106)        10,447         26,413
                  Accounts payable and accrued expenses                      19,283        (16,032)       (41,997)
                  Payable to affiliated parties                                  --             --       (138,917)
                  Accrued interest payable                                  (26,148)        19,365       (163,158)
                  Security deposits and prepaid rents                        15,781          2,606        (66,266)
                                                                        -----------    -----------    -----------

                      Net cash provided by (used in)
                          operating activities                               77,607       (241,310)      (520,887)
                                                                        -----------    -----------    -----------

Cash flows from investing activities - additions to
     property and equipment                                                (113,574)      (422,195)      (138,234)
                                                                        -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from mortgage loans                                                --             --         34,765
     Principal payments on mortgage loans                                   (61,378)       (34,946)      (962,518)
     Distributions to partners                                             (383,035)            --             --
                                                                        -----------    -----------    -----------

                      Net cash used in financing activities                (444,413)       (34,946)      (927,753)
                                                                        -----------    -----------    -----------

Net decrease in cash and equivalents                                       (480,380)      (698,451)    (1,586,874)

Cash and equivalents at beginning of year                                 1,079,974      1,778,425      3,365,299
                                                                        -----------    -----------    -----------

Cash and equivalents at end of year                                     $   599,594      1,079,974      1,778,425
                                                                        ===========    ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid for interest                                             $   453,256        419,876        613,048
                                                                        ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(1)  Formation and Operation of Partnership
- -------------------------------------------

     Realmark Property Investors Limited Partnership - III (the Partnership) is a Delaware limited partnership formed on November 18, 1983, to invest in a diversified portfolio of income-producing real estate investments.

     In 1984 and 1985, the Partnership sold through a public offering, 15,551 units of limited partnership interest for $15,551,000. The general partners are Realmark Properties, Inc. (the corporate general partner) and Joseph M. Jayson (the individual general partner) who is the sole shareholder of J.M. Jayson & Company, Inc. Realmark Properties, Inc. is a wholly-owned subsidiary of J.M. Jayson & Company, Inc.

     Under the partnership agreement, the general partners and their affiliates can receive compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 5). The partnership agreement also provides that the distribution of funds, revenues, costs and expenses arising from partnership activities, exclusive of any sale or refinancing activities, are to be allocated 97% to the limited partners and 3% to the general partners.

(2)  Summary of Significant Accounting Policies
- -----------------------------------------------

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of the Partnership and its wholly-owned subsidiary, Realmark - Inducon Amherst, LLC which owns Inducon Amherst, an office building located in Amherst, New York, acquired in 1985. The Partnership also owns a residential property, Ambassador Towers.

         In consolidation, all intercompany accounts and transactions have been eliminated.

     (b) Estimates
     -------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --------------------------

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated lives of the assets from 5 to 25 years. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and resulting gains and losses are reflected in the consolidated statements of operations.

         The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated.

     (d) Cash and Equivalents
     ------------------------

         Cash and equivalents includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
     ---------------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgages.

     (f) Rental Income
     -----------------

         Rental income is recognized on the straight line method over the period of the lease. Leases for residential properties generally have periods of one year or less, payable monthly. Commercial leases generally have terms of one to five years. Delinquent residential property rent is not recorded.

     (g) Loss Per Unit Data
     ----------------------

         The income per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (h) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2000.

     (i) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2000, net assets for financial reporting purposes were $1,764,000 more than the tax bases of the net assets.

     (j) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

     (k) Accounting Changes and Developments
     ---------------------------------------

         The Financial Accounting Board (FASB) has issued Statement of
              Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which establishes revised accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes that SFAS No. 133 will not have a material effect on the Partnership's consolidated financial statements.

      (l) Reclassifications
      ---------------------

         Reclassifications have been made to certain 1999 and 1998 balances to conform them to the 2000 presentation.

(3)  Disposal of Rental Property
- --------------------------------

     During the first six months of 1999 (through June 30, 1999), management continued its plans to sell the assets of Ambassador Towers. Effective July 1, 1999, management discontinued its plans to sell the property. The carrying value of the assets was $3,456,103 at December 31, 1999, and the property generated a net loss of $39,987 during the year ended December 31, 1999. Depreciation expense, not recorded during the disposal period, for the years ended December 31, 1999 and 1998 totaled approximately $111,000 and $222,000, respectively.

(4)  Mortgage Loans Payable
- ---------------------------

     Mortgage loans payable are as follows:

                                                                                                 Balance
                                                                         Total                 December 31,
                                         Interest                       monthly                ------------
           Property collateral             rate        Maturity         payment           2000               1999
           -------------------             ----        --------         -------           ----               ----
         Ambassador Towers                 8.25%          2004          $ 24,679      $ 3,080,977         3,117,720
         Inducon Amherst                   8.62%          2022            15,250        1,793,496         1,818,131
                                                                        ========      -----------         ---------

                                                                                      $ 4,874,473         4,935,851
                                                                                      ===========         =========


     The aggregate maturities of mortgages for each of the five years following 2000 and thereafter, assuming principal payments are not accelerated, are as follows:

                           2001                                                    $    73,139
                           2002                                                         79,524
                           2003                                                         86,468
                           2004                                                      2,976,916
                           2005                                                         41,663
                           Thereafter                                                1,616,763
                                                                                   -----------

                                                                                   $ 4,874,473
                                                                                   ===========

     The outstanding mortgage on Perrymont of $1,259,701 at December 31, 1997 was satisfied in April 1998. The satisfaction of the mortgage resulted in an extraordinary gain on the extinguishments of debt of $318,213 or $19.85 per limited partnership unit.

(5)  Related Party Transactions
- -------------------------------

     The corporate general partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2000              1999              1998
                                                                         ----              ----              ----
         Property management fees based on a
              percentage (generally 5%) of the
              rental income                                            $ 130,353          120,563           104,553

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                          114,088          108,578           120,557
                                                                       ---------         --------           -------

                                                                       $ 244,441          229,141           225,110
                                                                       =========         ========           =======

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from affiliates bear interest at 11% and are payable on demand.

     Property Disposition Fees
     -------------------------

     According to the terms of the partnership agreement, the general partners are allowed to collect property disposition fees upon the sale of acquired properties. This fee is not to exceed the lesser of 50% of amounts customarily charged in arm's-length transactions by others rendering similar services for comparable properties, or 2.75% of the sales price. The property disposition fee is subordinate to payments to the limited partners of a cumulative annual return (not compounded) equal to 7% of their average adjusted capital balances and to repayment to the limited partners of an amount equal to their capital contributions. The general partners have not to date received a disposition fee on any property sales, as the limited partners of the Partnership have not received a return of 7% on their average adjusted capital or their original capital as defined in the partnership agreement. Fees earned on the sales will not be recorded as liabilities by the Partnership until such time as payment is probable.

(6)  Leases
- -----------

     In connection with its commercial properties, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years under noncancelable operating leases are as follows:

                           2001                                                       $   498,228
                           2002                                                           379,320
                           2003                                                           214,600
                           2004                                                            93,305
                           2005                                                            21,326
                                                                                      ===========

(7)  Contingency
- ----------------

     The Partnership, as a nominal defendant, the General Partners of the Partnership and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative action instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York. In September 2000, the Court signed an order consolidating these lawsuit. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnerships, punitive damages, attorneys' fees and related relief. The defendants deny any liability and intend to vigorously defend this lawsuit. Because of the early stage of this lawsuit and because there has been no discovery to date, legal counsel cannot render an opinion as to the likely outcome of this case. The possible effect of this contingency is not presently determinable and, therefore, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                                                                 Schedule III
                                                                                                                 ------------
      REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                                December 31, 2000




                                                                                       Gross amounts at which
                                                                    Cost             carried at close of period
                                          Initial Cost to        capitalized         --------------------------
                                            Partnership          subsequent                    Buildings
 Property                          ---------------------------       to                          and                   Accumulated
description         Encumbrances       Land        Buildings     acquisition       Land      improvements     Total    depreciation
- -----------         ------------   ------------   ------------   -----------       ----      ------------     -----    ------------

Perrymont Office
   Building
   Pittsburgh, PA     $        --     100,000      1,978,788        589,320       100,000       2,568,108    2,668,108    1,280,351

Ambassador Towers
   Monroeville, PA      3,080,977     500,000      5,001,729        327,672       500,000       5,329,401    5,829,401    2,599,993

Inducon Amherst
   Amherst, NY          1,793,496     177,709             --      3,399,039       177,709       3,399,039    3,576,748    1,736,232
                      -----------     -------    -----------      ---------       -------      ----------   ----------    ---------

                      $ 4,874,473     777,709      6,980,517      4,316,031       777,709      11,296,548   12,074,257    5,616,576
                      ===========     =======    ===========      =========       =======      ==========   ==========    =========


(RESTUBBED TABLE)
                                                  Life on which
                                                   depreciation
                                                    in latest
                                                    statement
                          Date of      Date       of operations
                       construction  acquired      is computed
                       ------------  --------     -------------
Perrymont Office
   Building
   Pittsburgh, PA           8/85        8/85         25 years

Ambassador Towers
   Monroeville, PA         12/85       12/85         25 years

Inducon Amherst
   Amherst, NY              4/85        4/85         25 years
                           =====       =====         ========

                                      F-12

                                                                                                  Schedule III, Cont.
                                                                                                  -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                                December 31, 2000


(1) Cost for Federal income tax purposes is $12,074,257.

(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 2000, 1999 and 1998 is as follows:


                                                                        2000             1999              1998
                                                                        ----             ----              ----
     Balance at beginning of year                                   $ 11,974,038       11,551,843        11,427,527
     Additions                                                           100,219          422,195           124,316
                                                                    ------------     ------------      ------------

     Balance at end of year                                         $ 12,074,257       11,974,038        11,551,843
                                                                    ============     ============      ============

 (3)        A reconciliation of accumulated depreciation for the years ended
            December 31, 2000, 1999 and 1998 is as follows:

                                                                         2000             1999              1998
                                                                         ----             ----              ----
     Balance at beginning of year                                   $  5,125,198        4,815,825         4,593,221
     Depreciation expense                                                491,378          309,373           222,604
                                                                    ------------        ---------         ---------

     Balance at end of year (4)                                     $  5,616,576        5,125,198         4,815,825
                                                                    ============        =========         =========

(4) Balances applies entirely to buildings.