Form 10-Q
period 2001-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2001-05-15
CIK 733591

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2001

Commission File Number: 0-13331


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                      16-1234990
-----------------------                 ---------------------------------
(State of organization)                 (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
------------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                                                              March 31,           December 31,
                                                                                2001                  2000
                                                                          ----------------      ----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001                     $13,070,132            13,061,365
Less accumulated depreciation                                                   6,581,865             6,581,865
                                                                          ----------------      ----------------
                                                                                6,488,267             6,479,500
Cash and equivalents                                                              605,803               599,594
Escrow deposits                                                                   382,484               384,074
Other assets                                                                      249,049               243,773
                                                                          ----------------      ----------------
     Total assets                                                              $7,725,603             7,706,941
                                                                          ================      ================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                          4,855,795             4,874,473
Accounts payable and accrued expenses                                             176,274               183,424
Other liabilities                                                                 138,670               136,999
Partners' equity                                                                2,554,864             2,512,045
                                                                                                ----------------
                                                                          ----------------
     Total liabilities and partners' equity                                    $7,725,603             7,706,941
                                                                          ================      ================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                                                                Three months ended March 31,
                                                                          --------------------------------------
                                                                                 2001                  2000
                                                                          ----------------      ----------------
Rental income                                                                    $605,472               621,820
Other income                                                                      104,048                66,828
                                                                          ----------------      ----------------
     Total income                                                                 709,520               688,648
                                                                          ----------------      ----------------
Property operating costs                                                          443,658               467,743
Depreciation                                                                           --               115,391
Administrative expense - affiliates                                                55,313                64,551
Other administrative expense                                                       54,584                55,379
Interest                                                                          113,146               111,390
                                                                          ----------------      ----------------
     Total expenses                                                               666,701               814,454
                                                                          ----------------      ----------------
     Net income (loss)                                                            $42,819              (125,806)
                                                                          ================      ================
Net income (loss) per limited partnership unit                                      $2.67                 (7.85)
                                                                          ================      ================
Weighted average limited partnership units outstanding                             15,551                15,551
                                                                          ================      ================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                Three months ended March 31,
                                                                          --------------------------------------
                                                                                 2001                  2000
                                                                          ----------------      ----------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                            $42,819              (125,806)
     Adjustments:
       Depreciation and amortization                                                   --               123,004
       Other, principally changes in other assets and liabilities                  (9,165)               23,861
                                                                          ----------------      ----------------
                                                                                   33,654                21,059
Investing activities-
     additions to property and equipment                                           (8,767)              (44,689)
Financing activities-
     principal payments on mortgage loans                                         (18,678)              (13,774)
                                                                          ----------------      ----------------
Net increase (decrease) in cash and equivalents                                     6,209               (37,404)
Cash and equivalents at beginning of period                                       599,594             1,079,974
                                                                          ----------------      ----------------
Cash and equivalents at end of period                                            $605,803             1,042,570
                                                                          ================      ================


                          Notes to Financial Statements

                   Three months ended March 31, 2001 and 2000

Organization
------------

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2000 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

Property and Equipment
----------------------

The Partnership owns and operates two commercial buildings (Perrymont and Inducon Amherst) and an apartment complex (Ambassador Towers). All of the properties are being actively marketed for sale. Depreciation of properties not recorded during the three months ended March 31, 2001 was approximately $117,000.

Contingency
-----------

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

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 138 and 133, which concern accounting for derivative instruments and hedging activities became effective for the Partnership on January 1, 2001 and did not have any effect on the Partnership's financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's cash position for the first three months of 2001 remained steady at approximately $600,000. Sufficient cash was generated by operations to fund capital improvements and debt payments.

While there were no cash distributions to partners in the three months ended March 31, 2001, there was a distribution in the last quarter of 2000. The General Partner plans to consider a distribution later in 2001.

Results of Operations
---------------------

For the quarter ended March 31, 2001, the Partnership's operations produced net income of $43,000, excluding depreciation, versus a net loss before depreciation in 2000 of $10,000.

This $53,000 improvement was due to both income increases and expense reductions. Revenue for the quarter ended March 31, 2001 increased approximately $21,000, primarily due to increased common area maintenance and termination fees. Occupancy at Ambassador Towers increased to 95%, resulting in $23,000 more of rental income. However, occupancy declines at the commercial properties led to a reduction of $40,000 that more than offset the Ambassador increase.

Property operations expense decreased by approximately 5% in the three months ended March 31, 2001, primarily because of a decrease in replacement costs at Ambassador Towers. Partnership administrative expenses to affiliates decreased by approximately $10,000 in the quarter ended March 31, 2001 as the result of lower professional fees.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP III



              May 15, 2001                   /s/ Joseph M. Jayson
           ------------------                -----------------------------------
                  Date                       Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer