Form 10-Q
period 2001-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2001-08-14
CIK 733591

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Part I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements

                                Condensed Consolidated Balance Sheets
                                -------------------------------------

                                                                    June 30,            December 31,
                                                                      2001                  2000
                                                                ----------------      ----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001           $13,100,852            13,061,365
Less accumulated depreciation                                         6,581,865             6,581,865
                                                                ----------------      ----------------
                                                                      6,518,987             6,479,500
Cash and equivalents                                                    629,059               599,594
Escrow deposits                                                         405,155               384,074
Other assets                                                            168,615               243,773
                                                                ----------------      ----------------
     Total assets                                                    $7,721,816             7,706,941
                                                                ================      ================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                4,837,546             4,874,473
Accounts payable and accrued expenses                                   173,266               183,424
Other liabilities                                                       134,650               136,999
Partners' equity                                                      2,576,354             2,512,045
                                                                ----------------      ----------------
     Total liabilities and partners' equity                          $7,721,816             7,706,941
                                                                ================      ================

                                Condensed Consolidated Statements of Operations
                                -----------------------------------------------

                                                                      Three months ended June 30,     Six months ended June 30,
                                                                  --------------------------------- -----------------------------
                                                                          2001            2000            2001           2000
                                                                  ----------------- --------------- -------------- --------------
Rental income                                                             $601,613         624,461      1,207,086      1,246,281
Other income                                                               105,221          90,376        209,270        157,204
                                                                  ----------------- --------------- -------------- --------------
     Total income                                                          706,834         714,837      1,416,356      1,403,485
                                                                  ----------------- --------------- -------------- --------------
Property operating costs                                                   420,314         440,705        863,971        908,448
Depreciation                                                                     -         115,476              -        230,867
Administrative expense - affiliates                                         95,055          62,611        150,368        127,162
Other administrative expense                                                61,266          74,406        115,850        129,785
Interest                                                                   108,713         110,586        221,858        221,976
                                                                  ----------------- --------------- -------------- --------------
     Total expenses                                                        685,348         803,784      1,352,047      1,618,238
                                                                  ----------------- --------------- -------------- --------------
     Net income (loss)                                                     $21,486         (88,947)        64,309       (214,753)
                                                                  ================= =============== ============== ==============
Net income (loss) per limited partnership unit                               $1.34           (5.55)          4.01         (13.40)
                                                                  ================= =============== ============== ==============
Weighted average limited partnership units                                  15,551          15,551         15,551         15,551
                                                                  ================= =============== ============== ==============

                                Condensed Consolidated Statements of Cash Flows
                                -----------------------------------------------

                                                                                    Six months ended June 30,
                                                                                ---------------------------------
                                                                                     2001             2000
                                                                                ----------------- ---------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                                  $64,309         (214,753)
     Adjustments:
       Depreciation and amortization                                                          -          245,623
       Other, principally changes in other assets and liabilities                        41,570          (41,528)
                                                                                ----------------- ---------------
                                                                                        105,879          (10,658)
Investing activities-
     additions to property and equipment                                                (39,487)         (51,757)
Financing activities-
     principal payments on mortgage loans                                               (36,927)         (27,412)
                                                                                ----------------- ---------------
Net increase (decrease) in cash and equivalents                                          29,465          (89,827)
Cash and equivalents at beginning of period                                             599,594        1,079,974
                                                                                ----------------- ---------------
Cash and equivalents at end of period                                                  $629,059          990,147
                                                                                ================= ===============

                          Notes to Financial Statements
                             June 30, 2001 and 2000

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2000 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included in that Form 10-K. The interim results should not be considered indicative of the annual results. Certain reclassifications of prior period numbers may have been made to conform to the current period presentation.

Property and Equipment
----------------------

The Partnership owns and operates two commercial buildings (Perrymont and Inducon Amherst) and an apartment complex (Ambassador Towers). All of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three and six months ended June 30, 2001 was approximately $117,000 and $234,000, respectively.

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

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 138 and 133, which concern accounting for derivative instruments and hedging activities, became effective for the Partnership on January 1, 2001 and did not have any effect on the Partnership's financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's cash position for the first six months of 2001 remained steady at approximately $600,000. Sufficient cash was generated by operations to fund capital improvements and debt payments.

While there were no cash distributions to partners in the six months ended June 30, 2001, there was a distribution in the last quarter of 2000. The General Partner plans to consider a distribution later in 2001.

Results of Operations
---------------------

For the three and six months ended June 30, 2001, the Partnership's operations, which exclude depreciation charges, produced net income of $21,000 and $64,000, respectively, as compared to net income before depreciation in the same 2000 periods of $26,000 and $16,000.

In the quarter ended June 30, 2001, rental income decreased because of vacancy increases at both commercial properties, while Ambassador's rents were constant. In the six month period, Ambassador's rent revenue increased almost $40,000, but that was more than offset by rent decreases of approximately $40,000 at Perrymont and $35,000 at Inducon. Increases in common area maintenance charges at Inducon and fee increases at Ambassador led to the increases in other income in both periods. Thus, total income grew slightly (1%) in the six month period and decreased slightly (1%) in the second quarter.

Property operations expense decreased $20,000 in the three months ended June 30, 2001, primarily because of a decrease in replacement and renovation costs at Perrymont. In the six month period, a sharp decrease in such costs at Ambassador, partially offset by increases in Ambassador's utility and Inducon's real estate tax expenses, gave rise to the overall decrease in property operations expense of $45,000. Partnership administrative expenses to affiliates increased by approximately $33,000 in the quarter ended June 30, 2001 and $23,000 in the six month period, primarily because of higher property management fees and an allocation revision. Other administrative expense decreased $13,000 in the second quarter and $14,000 in the six months because of lower professional fees.

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP III




               August 14, 2001                /s/ Joseph M. Jayson
               ---------------                --------------------
                     Date                     Joseph M. Jayson,
                                              Individual General Partner and
                                              Principal Financial Officer