Form 10-Q
period 2001-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2001-11-14
CIK 733591

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2001

Commission File Number: 0-13331


               REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP III
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                         16-1234990
--------------------------                 -------------------------------------
 (State of organization)                     (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
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

                                Condensed Consolidated Balance Sheets
                                -------------------------------------

                                                                  September 30,          December 31,
                                                                       2001                  2000
                                                                -----------------      ----------------
                     Assets
                     ------
Cost of property and equipment, all held for sale in 2001            $13,108,414            13,061,365
Less accumulated depreciation                                          6,581,865             6,581,865
                                                                -----------------      ----------------
                                                                       6,526,549             6,479,500
Cash and equivalents                                                     547,286               599,594
Escrow deposits                                                          240,563               384,074
Other assets                                                             298,517               243,773
                                                                -----------------      ----------------
     Total assets                                                     $7,612,915             7,706,941
                                                                =================      ================

        Liabilities and Partners' Equity
        --------------------------------
Mortgage loans payable                                                 4,818,906             4,874,473
Accounts payable and accrued expenses                                    111,489               183,424
Other liabilities                                                        142,666               136,999
Partners' equity                                                       2,539,854             2,512,045
                                                                -----------------      ----------------
     Total liabilities and partners' equity                           $7,612,915             7,706,941
                                                                =================      ================


                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                                             Three months ended Sept 30,       Nine months ended Sept 30,
                                                           ---------------------------------  -----------------------------
                                                                  2001            2000             2001            2000
                                                           ---------------------------------  -----------------------------
Rental income                                                      $608,060        622,692       1,815,146       1,868,973
Other income                                                         81,531         84,238         290,801         241,442
                                                           -----------------  -------------   -------------   -------------
     Total income                                                   689,591        706,930       2,105,947       2,110,415
                                                           -----------------  -------------   -------------   -------------
Property operating costs                                            465,649        443,351       1,329,620       1,351,799
Depreciation                                                              -        116,792               -         347,659
Administrative expense - affiliates                                  88,482         57,251         238,850         184,413
Other administrative expense                                         63,320         57,174         179,170         186,959
Interest                                                            108,640        130,666         330,498         352,642
                                                           -----------------  -------------   -------------   -------------
     Total expenses                                                 726,091        805,234       2,078,138       2,423,472
                                                           -----------------  -------------   -------------   -------------
     Net income (loss)                                              (36,500)       (98,304)         27,809        (313,057)
                                                           =================  =============   =============   =============
Net income (loss) per limited partnership unit                       ($2.28)        ($6.13)          $1.73         ($19.53)
                                                           =================  =============   =============   =============
Weighted average limited partnership units                           15,551         15,551          15,551          15,551
                                                           =================  =============   =============   =============

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                    Nine months ended September 30,
                                                                                ----------------------------------------
                                                                                         2001                2000
                                                                                ----------------------------------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                                     $27,809             (313,057)
     Adjustments:
       Depreciation and amortization                                                             -              369,955
       Other, principally changes in other assets and liabilities                           22,499             (109,505)
                                                                                -------------------    -----------------
                                                                                            50,308              (52,607)
Investing activities-
     additions to property and equipment                                                   (47,049)             (70,700)
Financing activities-
     principal payments on mortgage loans                                                  (55,567)             (43,476)
                                                                                -------------------    -----------------
Net increase (decrease) in cash and equivalents                                            (52,308)            (166,783)
Cash and equivalents at beginning of period                                                599,594            1,079,974
                                                                                -------------------    -----------------
Cash and equivalents at end of period                                                     $547,286              913,191
                                                                                ===================    =================

                          Notes to Financial Statements
                           September 30, 2001 and 2000

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

Property and Equipment
----------------------

At September 30, 2001, the Partnership owned and operated two commercial buildings (Perrymont and Inducon Amherst) and an apartment complex (Ambassador Towers). All of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three and nine months ended September 30, 2001 was approximately $117,000 and $350,000, respectively.

Subsequent to September 30, 2001, on October 18, 2001, the Partnership sold Ambassador Towers to an unaffiliated entity, for cash of $8,650,000, resulting in a net gain of approximately $5 million. After satisfaction of the $3,046,000 mortgage loan on the property and payment of closing costs, the proceeds available to the Partnership are approximately $5.1 million. Those proceeds will be used to satisfy the remaining liabilities related to the property and to make a distribution to the limited partners.

On a pro forma basis, if the sale of Ambassador Towers had occurred on September 30, 2001, the Partnership's balance sheet on that date would have shown: an increase in cash and equivalents from $.5 to $5.6 million; decreases in property of $3.2 million and in mortgage loans of $3.0 million; and an increase in partnership capital of approximately $5.0 million.

If the property had been sold on January 1, 2000, the pro forma results of operations for the year ended December 31, 2000 would have been a net loss of $389,000, resulting from decreases in revenue and expense of $1,949,000 and $1,981,000, respectively. For the nine months ended September 30, 2001, the pro forma net loss would have been $239,000, resulting from decreases in revenue and expense of $1,529,000 and $1,262,000, respectively.

All of the foregoing pro forma operating data excludes the gain on the disposition of the property and simply reflects the elimination of Ambassador Tower's operating accounts from the consolidated historical results.

Contingency
-----------

The Partnership, as a nominal defendant, the General Partners of all of the Realmark Partnerships and the officers and directors of the Corporate General Partner, as defendants, were served with a Summons and Complaint on April 7, 2000 in a class and derivative lawsuit instituted by Ira Gaines and on August 8, 2000 in a class and derivative lawsuit instituted by Sean O'Reilly and Louise Homburger, each in Supreme Court, County of Erie, State of New York (the"Court"). In September 2000, the Court signed an order consolidating these lawsuits. The consolidated lawsuit alleges claims of mismanagement and improper use of partnership funds relating to the Realmark Partnerships. The consolidated lawsuit seeks declaratory relief, unspecified damages, a receiver, an order liquidating the partnership, punitive damages, attorneys' fees and related relief.

While the defendants deny any liability and have vigorously defended this lawsuit, on August 29, 2001, the parties entered into a Stipulation of Settlement (the "Agreement"). On October 4, 2001, the Court issued an "Order Preliminarily Approving Settlement" that, among other things, calls for a hearing on November 21, 2001 to determine whether the Agreement should be approved by the Court. The Agreement provides, among other things, that:

   * $1 million of the amount owed to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership IV be forgiven.

   * The payable to the General Partners and/or their affiliates by Realmark Property Investors Limited Partnership VI-A at March 31, 2001, in the amount of $481,598, cease to accrue interest.

   * All of the Realmark Partnerships' properties be disposed of within 360 days of the hearing order.

The consolidated financial statements do not include any adjustments that might result from the outcome of this matter, pending the action of the Court.

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership's cash position for the first nine months of 2001 remained steady, ranging from $500,000 to $600,000. However, insufficient cash was generated by operations to fund capital improvements and debt payments.

While there were no cash distributions to partners in the nine months ended September 30, 2001, there was a distribution in the last quarter of 2000. A distribution is planned for November 2001.

Results of Operations
---------------------

For the three and nine months ended September 30, 2001, the Partnership's operations, which exclude depreciation charges, produced a net loss of $36,500 and net income of $27,800, respectively, as compared to net income before depreciation in the same 2000 periods of $18,000 and $35,000.

In the quarter ended September 30, 2001, rental income decreased because of vacancy increases at both commercial properties, while Ambassador's rents increased. In the nine month period, Ambassador's rent revenue increased almost $60,000, but that was more than offset by rent decreases of approximately $50,000 at Perrymont and $54,000 at Inducon. Increases in common area maintenance charges at Inducon and fee increases at Ambassador, somewhat offset by a decrease in interest income, led to the increase in other income in the nine months ended September 30, 2001. Thus, total income decreased slightly in the nine month period and decreased 2% in the third quarter.

Property operations expense increased $22,000 in the quarter ended September 30, 2001, and decreased $22,000 in the 2001 nine month period. Repairs and maintenance expense decreased in both the 2001 periods because of the absence of major redecorating projects at Perrymont and Ambassador. In both the quarter and nine months ended September 30, 2001, that cost reduction was offset by increases in maintenance payroll and real estate taxes at Ambassador; higher utility costs at Perrymont and higher real estate taxes at Inducon. Partnership administrative expenses to affiliates increased by approximately $31,000 in the quarter ended September 30, 2001 and $54,000 in the nine month period, primarily because of higher property management fees and an allocation revision. Other administrative expense increased $6,000 in the third quarter and decreased $22,000 in the nine months because of professional fee variances.


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

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP III



       November 14, 2001                        /s/ Joseph M. Jayson
       -----------------                        --------------------------------
             Date                               Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer