Form 10-K
period 2001-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2002-04-15
CIK 733591

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-13331

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
              -----------------------------------------------------
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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2001, the Partnership, either directly or through a limited liability, wholly-owned subsidiary company, owned two office buildings (Perrymont and Inducon Amherst) with a total of 124,960 square feet of rentable space. Both of these properties are currently being actively marketed for sale. On October 18, 2001, the Partnership sold Ambassador Towers to an unaffiliated entity.

         It is anticipated that the Partnership will be entering into sales contracts in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2001, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2001 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex at December 31 was as follows:

                                           2001            2000            1999
                                           ----            ----            ----
Ambassador Towers                            -              97%             87%
Perrymont Office Building                   50%             54%             51%
Inducon Amherst                             66%             79%             79%

         The percentage of total Partnership revenue generated by each complex for the last three years was as follows:

                                           2001            2000            1999
                                           ----            ----            ----
Ambassador Towers                           69%             76%             69%
Perrymont Office Building                   10%             10%             14%
Inducon Amherst                             21%             14%             17%
                                        2

         This annual report contains certain forward-looking statements concerning the Partnership's current expectations as to future results. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates" or "plans" and similar expressions are intended to identify forward-looking statements. Such statements may not ultimately turn out to be accurate due to, among other things, economic or market conditions or the failure of the Partnership to sell an investment which is under contract.

ITEM 2:  PROPERTIES

         Following is a list of properties owned by the Partnership at December 31, 2001:

  Property Name
  and Location             General Character of Property                            Purchase Date
  ------------             -----------------------------                            -------------
Perrymont Office Bldg.     One unencumbered office building on 2.3                  August 1985
  Pittsburgh, PA           acres with 45,000 rentable square feet.

Inducon Amherst            Four office/warehouse buildings on                       April 1985
  Amherst, NY              4 acres with approximately 77,000 rentable
                           square feet, securing an 8.62% mortgage with
                           a balance at December 31, 2001 of
                           $1,766,156, maturing in March 2022.

ITEM 3:  LEGAL PROCEEDINGS

         As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships, (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

         On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the General Partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

         The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                        3

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2001, there were 1,774 record holders of units of limited partnership interest.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. The partnership agreement provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (Item 3), it is anticipated that there will be no future distributions of net cash flow from operations. All future distributions of net cash from sales proceeds will be distributed, to the extent available, 100% to the Limited Partners until there has been a return of the Limited Partner's capital contributions plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the Limited Partners.

         The gain on the sale of the properties will be allocated in the same proportions as distributions of distributable cash from sale proceeds (anticipated to be 100% to the Limited Partners). In the event there is no distributable cash from sale proceeds, taxable income will be allocated 87% to the Limited Partners and 13% to the General Partners. Any tax loss arising from a sale will be allocated 97% to the Limited Partners and 3% to the General Partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

ITEM 6:  SELECTED FINANCIAL DATA

                                                  At or for the years ended December 31,
                                  -----------------------------------------------------------------------
                                     2001            2000           1999           1998           1997
                                  -----------------------------------------------------------------------
Balance sheet data
Net rental property               $ 3,338,033      6,479,500      6,831,380      6,753,103      6,842,563
Total assets                        4,157,186      7,706,941      8,564,042      9,113,917     10,757,121
Mortgage loans payable              1,766,156      4,874,473      4,935,851      4,970,797      6,216,763
Partners' equity                    2,313,563      2,512,045      3,316,684      3,837,552      3,927,664
                                  =======================================================================
Operating data
Rental income                       2,028,916      2,474,400      2,400,717      2,050,131      2,828,947
Other income                          341,396        339,438        314,240        382,167        286,232
                                  -----------------------------------------------------------------------
Total revenue                       2,370,312      2,813,838      2,714,957      2,432,298      3,115,179
                                  -----------------------------------------------------------------------
Property operating costs            1,656,992      1,797,539      1,915,768      1,595,748      1,863,882
Depreciation                               --        465,454        343,918        227,696        426,277
Interest expense                      406,070        456,940        489,199        516,918      1,375,313
Administrative expenses               528,549        515,509        486,940        500,261        530,837
                                  -----------------------------------------------------------------------
Total expenses                      2,591,611      3,235,442      3,235,825      2,840,623      4,196,309
                                  -----------------------------------------------------------------------
Operating loss                       (221,299)      (421,604)      (520,868)      (408,325)    (1,081,130)
Equity in net loss of joint
ventures                                   --             --             --             --       (213,416)
Gain on property sales              5,022,817             --             --             --      3,095,376
Extraordinary gain on debt
extinguishment                             --             --             --        318,213             --
                                  -----------------------------------------------------------------------
Net income (loss)                   4,801,518       (421,604)      (520,868)       (90,112)     1,800,830
                                  =======================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                 (224,082)        77,607       (241,310)      (520,887)    (1,445,008)
Investing activities                8,031,721       (113,574)      (422,195)      (138,234)     4,784,466
Financing activities               (8,108,317)      (444,413)       (34,946)      (927,753)    (1,786,121)
                                  -----------------------------------------------------------------------
Net increase (decrease) in cash
and equivalents                      (300,678)      (480,380)      (698,451)    (1,586,874)     1,553,337
                                  =======================================================================
Per limited partnership unit:
Net income (loss)                 $    309.19    ($    26.30)        (32.49)         (5.62)        105.38
Distributions                          321.52          23.89             --             --             --
                                  =======================================================================

                                        5

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. On October 18, 2001, the Partnership sold Ambassador Towers to an unaffiliated entity, for cash of $8,650,000. After satisfaction of the $3,046,000 mortgage loan on the property and payment of closing costs, the proceeds available amounted to approximately $5.1 million. Those proceeds enabled the Partnership to make a distribution to the Limited Partners in the last quarter of 2001 in the amount of $5,000,000.

         Cash provided through the sale and refinancing of properties prior to 1999, permitted the Partnership to perform considerable renovation work at the Perrymont Office Building. The work which included re-facing of the exterior of the building to give it a more updated appearance, landscaping, redecorating of all common area restrooms, a new sprinkler system, hallway carpeting, fresh paint throughout the building, foyer alterations, new signage, new doors, fencing at the entrance and driveway repairs cost approximately $336,000, $100,000 and $62,000 in 1999, 2000 and 2001, respectively.

         Prior to its sale, capital improvements had also been completed over the last three years at Ambassador Towers. Those improvements included the re-carpeting, painting and wallpapering of all hallways in the building. Additionally, carpets and appliances were being replaced on an as-needed basis, and new cabinets, countertops and mirrors were being added to units when such improvements were deemed necessary in order to rent vacant units or retain current tenants.

         While cash was used during 2000 and 1999 to fund capital improvements, adequate liquidity enabled the Partnership to also make a $383,035 distribution to partners in the fourth quarter of 2000. There were no distributions in 1999. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining properties, the Partnership may be a position to make additional distributions to the Limited Partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

         Limited Partners should be aware that it is possible that they will receive an allocation of income from gain on sale of properties on which they will be required to pay income taxes and there is no assurance that distributions from the sale of the properties will be sufficient to satisfy these obligations.

         Except as described above and in the consolidated financial statements, the General Partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations

         The results of operations of the Partnership, excluding gain on sale of property for the year ended December 31, 2001, produced a net loss of $221,299. Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale, therefore, the properties were not depreciated in 2001. The results compare to net income, excluding depreciation, of $43,850 in 2000 and a net loss, excluding depreciation, of $176,950 in 1999.

         If the sale of Ambassador Towers had occurred on January 1, 2000, the operating results for the year ended December 31, 2000 would have been a net loss, excluding depreciation, of $143,000, resulting from a decrease in revenue and expense of $1,949,000 and $1,762,000, respectively. If the sale of Ambassador Towers had occurred on January 1, 1999, the operating results for the year ended December 31, 1999 would have been a net loss, excluding depreciation, of $60,000, resulting from a decrease in revenue and expense of $1,807,000 and $1,924,000, respectively. For the year ended December 31, 2001, the net loss would have been $394,000, resulting from a decrease in revenue and expense of $1,611,000 and $1,438,000, respectively.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2001 as compared to 2000

         In 2001, occupancy at Ambassador Towers remained around 97% until its sale. Rental income decreased 18% for the year ended December 31, 2001 as compared to 2000. Excluding Ambassador Towers (the "Sold Asset") rental income decreased approximately 15% due to increased vacancies at the two remaining commercial properties, with the largest decrease of approximately $77,000 occurring at Inducon Amherst, where occupancy decreased from 79% at December 31, 2000 to 66% at December 31, 2001. Other income, excluding the Sold Asset, decreased by 4% in 2001 due to a 17% increase in common area maintenance fees at Inducon Amherst offset by a decrease of 45% in interest income.

         Total expenses, excluding the operations for the Sold Asset, decreased approximately 8% for the year ended December 31, 2001. Property operations increased approximately $78,000 due primarily to an increase in real estate taxes and increased maintenance repair work at Inducon Amherst. Other administrative expense decreased approximately 14% due to decreased legal fees at the Partnership level. Administrative expense to affiliated parties, excluding the Sold Asset, increased 58% because of an allocation revision. Interest expense for 2001 remained consistent with 2000.

2000 as compared to 1999

         In 2000, excluding the Sold Asset, rental income decreased approximately 13% due to a $100,000 decrease in rental income at Perrymont, being offset by a $15,000 increase in rental income at Inducon Amherst. The decrease at Perrymont was due in large part to the loss in late 1999 of the building's major tenant. Other income increased approximately $46,000 due to increased common area maintenance charges at the Inducon Amherst property.

         Total expenses, excluding the Sold Asset, increased approximately 4% for the year ended December 31, 2000 as compared to 1999. Property operations expense remained relatively stable with expense decreasing approximately $80,000 at the Perrymont Office Building offset by increased expense of approximately $75,000 at the Inducon Amherst property. Depreciation expense, excluding the Sold Asset, increased approximately 4% due to the purchase of fixed assets. Other administrative expenses, excluding the Sold Asset, increased approximately $31,000 due to increased professional fees.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2001, are listed below. Each director is subject to election on an annual basis.

                                    Title of All Positions Held with
Name                                the Corporate General Partner            Year First Elected to Position
----                                -----------------------------            ------------------------------
Joseph M. Jayson                    Chairman of the Board, President                      1979
                                      and Treasurer

Judith P. Jayson                    Vice President and Director                           1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 63, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 39 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the Educational Faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 39 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 20 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 61, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 30 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2001. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the General Partners that own 1111.9 units of limited partnership interest amounting to approximately 7.2% of the partnership interest at December 31, 2001. The General Partners and the executive officers of the Corporate General Partner, as of December 31, 2001, owned 25.5 units of limited partnership interest. The General Partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The properties of the Partnership and its subsidiary are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the Corporate General Partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions".

ITEM 14: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Consolidated Financial Statements                                  Page
                                                                            ----
         Independent Auditor's Report                                        F-1
         Consolidated Balance Sheets as of December 31, 2001 and 2000        F-2
         Consolidated Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999                                  F-3
         Consolidated Statements of Partners' Equity for the years
           ended December 31, 2001, 2000, and 1999                           F-4
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2001, 2000, and 1999                                 F-5
         Notes to Consolidated Financial Statements                          F-6

         FINANCIAL STATEMENT SCHEDULE

         (i) Schedule III - Real Estate and Accumulated Depreciation        F-12

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K

            On November 2, 2001, the Partnership filed Form 8-K with the Securities and Exchange Commission which under item 2 reported the sale, on October 18, 2001, of Ambassador Towers. The property was sold to an unaffiliated entity, for cash of $8,650,000, resulting in a net gain of approximately $5 million.

(c)      Exhibits

         2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

            (a) Stipulation of Settlement Agreement dated August 29, 2001 is filed herewith.

            (b) Order and Final Judgment Approving Settlement and Awarding
                Fees and Expenses dated November 29, 2001 is filed herewith.

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

            (b) Property sales agreement with an unrelated third-party included with the Partnership's report on Form 8-K on November 2, 2001 is incorporate herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - III

By:      /s/Joseph M. Jayson                                    April 15, 2002
         ------------------------------------                 ------------------
         JOSEPH M. JAYSON,                                           Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                   April 15, 2002
         ------------------------------------                 ------------------
         JOSEPH M. JAYSON,                                           Date
         President, Treasurer and Director

         /s/ Judith P. Jayson                                   April 15, 2002
         ------------------------------------                 ------------------
         JUDITH P. JAYSON,                                           Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited
  Partnership - III:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 7 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.




                                                     TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 25, 2002, except for Note 7,
as to which the date is April 2, 2002

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                           Assets                                      2001             2000
                           ------                                      ----             ----
Property and equipment, at cost, all held for sale in 2001:
     Land                                                           $    277,709         777,709
     Buildings and improvements                                        6,062,390      11,296,548
     Furniture and equipment                                              77,271         987,108
                                                                    ------------    ------------

                                                                       6,417,370      13,061,365
     Less accumulated depreciation                                     3,079,337       6,581,865
                                                                    ------------    ------------

                           Net property and equipment                  3,338,033       6,479,500

Cash and equivalents                                                     298,916         599,594
Accounts receivable, net of allowance for doubtful accounts
     of $42,828 in 2001 and $82,659 in 2000                               37,432          42,218
Receivables from affiliated parties                                       58,305          65,417
Escrow deposits                                                          320,219         384,074
Other assets                                                             104,281         136,138
                                                                    ------------    ------------

                           Total assets                             $  4,157,186       7,706,941
                                                                    ============    ============

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loans payable                                            1,766,156       4,874,473
     Accounts payable and accrued expenses                                41,813         153,958
     Accrued interest payable                                             13,110          29,466
     Security deposits and prepaid rents                                  22,544         136,999
                                                                    ------------    ------------

                           Total liabilities                           1,843,623       5,194,896
                                                                    ------------    ------------

Partners' equity (deficit):
     General partners                                                    (86,732)        (80,093)
     Limited partners                                                  2,400,295       2,592,138
                                                                    ------------    ------------

                           Total partners' equity                      2,313,563       2,512,045
                                                                    ------------    ------------

                           Total liabilities and partners' equity   $  4,157,186       7,706,941
                                                                    ============    ============

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years ended December 31, 2001, 2000 and 1999

                                                                       2001           2000           1999
                                                                       ----           ----           ----
Income:
     Rental                                                        $ 2,028,916      2,474,400      2,400,717
     Interest and other                                                341,396        339,438        314,240
                                                                   -----------    -----------    -----------

                           Total income                              2,370,312      2,813,838      2,714,957
                                                                   -----------    -----------    -----------
Expenses:
     Property operations                                             1,656,992      1,797,539      1,915,768
     Depreciation                                                           --        465,454        343,918
     Interest                                                          406,070        456,940        489,199
     Administrative:
         Affiliated parties                                            300,322        244,441        229,141
         Other                                                         228,227        271,068        257,799
                                                                   -----------    -----------    -----------

                           Total expenses                            2,591,611      3,235,442      3,235,825
                                                                   -----------    -----------    -----------

Loss before gain on sale of property                                  (221,299)      (421,604)      (520,868)

Gain on sale of property                                             5,022,817             --             --
                                                                   -----------    -----------    -----------

                           Net income (loss)                       $ 4,801,518       (421,604)      (520,868)
                                                                   ===========    ===========    ===========

Net income (loss) per limited partnership unit                     $    309.19         (26.30)        (32.49)
                                                                   ===========    ===========    ===========

Distributions per limited partnership unit                         $    321.52          23.89             --
                                                                   ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                                  15,551         15,551         15,551
                                                                   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2001, 2000 and 1999

                                                        General         Limited Partners
                                                        Partners       Units        Amount
                                                        --------       -----        ------
Balances at December 31, 1998                          $  (40,328)       15,551    3,877,880

Net loss                                                  (15,626)           --     (505,242)
                                                       ----------    ----------   ----------

Balances at December 31, 1999                             (55,954)       15,551    3,372,638

Net loss                                                  (12,648)           --     (408,956)

Distributions to partners                                 (11,491)           --     (371,544)
                                                       ----------    ----------   ----------

Balances at December 31, 2000                             (80,093)       15,551    2,592,138

Net income (loss)                                          (6,639)           --    4,808,157

Distributions to partners                                      --            --   (5,000,000)
                                                       ----------    ----------   ----------

Balances at December 31, 2001                          $  (86,732)       15,551    2,400,295
                                                       ==========    ==========   ==========



See accompanying notes to consolidated financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999


                                                                2001             2000            1999
                                                                ----             ----            ----
Cash flows from operating activities:
     Net income (loss)                                        $ 4,801,518       (421,604)      (520,868)
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities:
              Depreciation and amortization                        61,888        495,286        375,664
              Gain on sale of property                         (5,022,817)            --             --
              Changes in:
                  Accounts receivable                               4,786         11,199        (45,605)
                  Receivables from affiliated parties               7,112         54,506        (16,713)
                  Escrow deposits                                  63,855        (61,590)       (50,174)
                  Other assets                                    (73,356)        (9,106)        10,447
                  Accounts payable and accrued expenses          (109,188)        19,283        (16,032)
                  Accrued interest payable                        (16,356)       (26,148)        19,365
                  Security deposits and prepaid rents              58,476         15,781          2,606
                                                              -----------    -----------    -----------

                      Net cash provided by (used in)
                          operating activities                   (224,082)        77,607       (241,310)
                                                              -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of property                             8,129,462             --             --
     Additions to property and equipment                          (97,741)      (113,574)      (422,195)
                                                              -----------    -----------    -----------

                      Net cash provided by (used in)
                          investing activities                  8,031,721       (113,574)      (422,195)
                                                              -----------    -----------    -----------

Cash flows from financing activities:
     Principal payments on mortgage loans                      (3,108,317)       (61,378)       (34,946)
     Distributions to partners                                 (5,000,000)      (383,035)            --
                                                              -----------    -----------    -----------

                      Net cash used in financing activities    (8,108,317)      (444,413)       (34,946)
                                                              -----------    -----------    -----------

Net decrease in cash and equivalents                             (300,678)      (480,380)      (698,451)

Cash and equivalents at beginning of year                         599,594      1,079,974      1,778,425
                                                              -----------    -----------    -----------

Cash and equivalents at end of year                           $   298,916        599,594      1,079,974
                                                              ===========    ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid for interest                                   $   362,988        453,256        419,876
                                                              ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

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

(2)  Summary of Significant Accounting Policies

     (a) Basis of Accounting and Consolidation

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its wholly-owned subsidiary, Realmark - Inducon Amherst, LLC which owns Inducon Amherst, an office building located in Amherst, New York, acquired in 1985.

         In consolidation, all intercompany accounts and transactions have been eliminated.

     (b) Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated lives of the assets from 5 to 25 years. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and resulting gains and losses are reflected in the consolidated statements of operations.
                                       F-6

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued

         The Partnership reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2001, no impairment in value has been recognized.

         The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2001.

     (d) Cash and Equivalents

         Cash and equivalents includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgages.

     (f) Rental Income

         Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (g) Per Unit Data

         Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (h) Fair Value of Financial Instruments

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2001.

     (i) Income Allocation and Distributable Cash Flow

         The partnership agreement provides that income not arising from sale and refinancing activities and all partnership losses are to be allocated 97% to the Limited Partners and 3% to the General Partners. Partnership income arising from sale or refinancing activities is allocated in the same proportion as distributions of distributable cash from sale proceeds. In the event there is no distributable cash from sale proceeds, taxable income will be

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued

     (i) Income Allocation and Distributable Cash Flow, Continued

              allocated 87% to the Limited Partners and 13% to the General Partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

         The partnership agreement also provides for the distribution to the partners of net cash flow from operations. In connection with the pending sale of the Partnership's properties (note 7), it is anticipated that there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the Limited Partners until there has been a return of the Limited Partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the Limited Partners.

     (j) Income Taxes

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2001, net assets for financial reporting purposes were $662,000 more than the tax bases of the net assets.

     (k) Segment Information

         The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

     (l) Recent Pronouncements

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset
              Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the
              Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

     (l) Recent Pronouncements, Continued

         The Partnership is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Partnership is required to adopt each of these standards in the first quarter of 2002.

(3)  Disposal of Rental Property

     On October 18, 2001, the Partnership sold Ambassador Towers to an unaffiliated entity, for cash of $8,650,000 and recognized a related gain on the sale amounting to $5,022,817.

     In 2001, all of the properties are being actively marketed for sale. The carrying value of the assets as of December 31, 2001, and the properties net loss and depreciation expense not recorded for the year ended December 31, 2001 is as follows:

                                                                                                         Depreciation
                                                                   Carrying value                         expense not
                   Property                                          of assets           Net loss          recorded
                   --------                                          ---------           --------          --------
              Perrymont Office Building                               $1,457,107         (144,533)          109,000
              Inducon Amherst                                          1,880,926          (53,677)          140,000
                                                                      ==========         ========           =======

(4)  Mortgage Loans Payable

     Mortgage loans payable are as follows:

                                                                          Total                 Balance
                                         Interest                        monthly              December 31,
           Property collateral             rate       Maturity           payment         2001               2000
           -------------------             ----       --------           -------         ----               ----
         Ambassador Towers                 8.25%            --          $ 24,679       $       --         3,080,977
         Inducon Amherst                   8.62%          2022            15,250        1,766,156         1,793,496
                                                                        ========       ----------         ---------
                                                                                       $1,766,156         4,874,473
                                                                                       ==========         =========

     The aggregate maturities of mortgages for each of the five years following
         2001 and thereafter, assuming principal payments are not accelerated, are as follows:

                           2002                                                        $   32,001
                           2003                                                            34,871
                           2004                                                            37,999
                           2005                                                            41,407
                           2006                                                            45,121
                           Thereafter                                                   1,574,757
                                                                                       ----------

                                                                                       $1,766,156
                                                                                       ==========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(5)  Related Party Transactions

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                         2001              2000              1999
                                                                         ----              ----              ----
         Property management fees based on a
              percentage (generally 5%) of the
              rental income                                            $ 139,211          130,353           120,563

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                          161,111          114,088           108,578
                                                                       ---------          -------           -------

                                                                       $ 300,322          244,441           229,141
                                                                       =========          =======           =======

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivables from affiliated parties bear interest at 11% and are payable on demand.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(6)  Leases

     In connection with its commercial properties, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years under noncancelable operating leases are as follows:

                           2002                                      $  436,363
                           2003                                         312,919
                           2004                                         213,418
                           2005                                         132,675
                           2006                                          70,305
                           Thereafter                                     2,236
                                                                      =========

(7)  Settlement of Lawsuit

     As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public Partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

     On August 29, 2001, the parties entered into a Stipulation of Settlement
         (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The General Partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the General Partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the General Partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. As of April 2, 2002, the General Partners have contracted to sell more than 50% of the Partnerships' properties (by value).

     The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above.

                                                                                                                   Schedule III
                                                                                                                   ------------
                          REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                               AND SUBSIDIARY
                                 Real Estate and Accumulated Depreciation
                                             December 31, 2001





                                      Initial cost to                             Gross amounts at which
                                        Partnership           Cost              carried at close of period
                                      ---------------      capitalized          --------------------------
 Property                                  Buildings and  subsequent to                Buildings and                Accumulated
Description        Encumbrances     Land   improvements    acquisition    Land         improvements        Total    depreciation
-----------        ------------     ----   -------------   -----------    ----         ------------        -----    ------------
Perrymont Office
   Building
   Pittsburgh, PA  $        --     100,000    1,978,788      651,270     100,000        2,630,058         2,730,058   1,280,351

Inducon Amherst
   Amherst, NY       1,766,156     177,709           --    3,432,332     177,709        3,432,332         3,610,041   1,736,232
                   -----------     -------    ---------    ---------     -------        ---------         ---------   ---------

                   $ 1,766,156     277,709    1,978,788    4,083,602     277,709        6,062,390         6,340,099   3,016,583
                   ===========     =======    =========    =========     =======        =========         =========   =========

(RESTUBBED TABLE)

                                                          Life
                                                        on which
                                                      depreciation
                                                       in latest
                                   Date               statement of
                                    of         Date    operations
                               construction  acquired  is computed
                               ------------  --------  -----------
Perrymont Office
   Building
   Pittsburgh, PA                   8/85        8/85         -- *

Inducon Amherst
   Amherst, NY                      4/85        4/85         -- *
                                    ====        ====        ===

*In accordance with Statement of Financial Accounting Standards No. 121, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2001.
                                      F-12

                                                                                                Schedule III, Cont.
                                                                                                -------------------

                          REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                               AND SUBSIDIARY
                                 Real Estate and Accumulated Depreciation
                                     December 31, 2001, 2000 and 1999


(1) Cost for Federal income tax purposes is $6,340,099.

(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 2001, 2000 and 1999 is as follows:

                                                                         2001             2000              1999
                                                                         ----             ----              ----
     Balance at beginning of year                                   $ 12,074,257       11,974,038        11,551,843
     Additions                                                            95,243          100,219           422,195
     Dispositions (5)                                                 (5,829,401)              --                --
                                                                    ------------       ----------        ----------

     Balance at end of year                                         $  6,340,099       12,074,257        11,974,038
                                                                    ============       ==========        ==========

 (3) A reconciliation of accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                         2001             2000              1999
                                                                         ----             ----              ----
     Balance at beginning of year                                   $  5,616,576        5,125,198         4,815,825
     Depreciation expense                                                     --          491,378           309,373
     Dispositions (5)                                                 (2,599,993)              --                --
                                                                    ------------       ----------       -----------

     Balance at end of year (4)                                     $  3,016,583        5,616,576         5,125,198
                                                                    ============       ==========       ===========

(4) Balance applies entirely to buildings and improvements.
(5) Sale of Ambassador Towers in 2001.