Form 10-Q
period 2002-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2002-05-15
CIK 733591

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2002

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                                                                              March 31,           December 31,
                                                                                                2002                  2001
                                                                                           ---------------       ---------------
                             Assets
                             ------
Cost of property and equipment, all held for sale                                          $     6,450,168             6,417,370
Less accumulated depreciation                                                                    3,079,337             3,079,337
                                                                                           ---------------       ---------------
                                                                                                 3,370,831             3,338,033
Cash and equivalents                                                                               252,041               298,916
Escrow deposits                                                                                    322,621               320,219
Other assets                                                                                       153,277               200,018
                                                                                           ---------------       ---------------
     Total assets                                                                          $     4,098,770             4,157,186
                                                                                           ===============       ===============

            Liabilities and Partners' Equity
            --------------------------------
Mortgage loans payable                                                                           1,758,422             1,766,156
Accounts payable and accrued expenses                                                               81,130                54,923
Other liabilities                                                                                   34,869                22,544
Partners' equity                                                                                 2,224,349             2,313,563
                                                                                           ---------------       ---------------
     Total liabilities and partners' equity                                                $     4,098,770             4,157,186
                                                                                           ===============       ===============

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------

                                                                                                Three months ended March 31,
                                                                                           -------------------------------------
                                                                                                2002                   2001
                                                                                           -------------         ---------------
Rental income                                                                              $     143,346                 605,472

Other income                                                                                      37,141                 104,048
                                                                                           -------------         ---------------
     Total income                                                                                180,487                 709,520
                                                                                           -------------         ---------------
Property operating costs                                                                         172,296                 443,658

Administrative expense - affiliates                                                               31,572                  55,313

Other administrative expense                                                                      23,781                  54,584

Interest                                                                                          42,052                 113,146
                                                                                          --------------         ---------------
     Total expenses                                                                              269,701                 666,701
                                                                                          --------------         ---------------
     Net income (loss)                                                                    $      (89,214)                 42,819
                                                                                          ==============         ===============
Net income (loss) per limited partnership unit                                            $        (5.56)                   2.67
                                                                                          ==============         ===============
Weighted average limited partnership units outstanding                                            15,551                  15,551
                                                                                          ==============         ===============

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                               Three months ended March 31,
                                                                                           -------------------------------------
                                                                                                2002                  2001
                                                                                           ---------------       ---------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                                     $       (89,214)               42,819
     Adjustments - other, principally changes
          in other assets and liabilities                                                           82,871                (9,165)
                                                                                           ---------------       ---------------
Net cash provided by (used in) operating activities                                                 (6,343)               33,654
Investing activities - additions to property and equipment                                         (32,798)               (8,767)
Financing activities - principal payments on mortgage loans                                         (7,734)              (18,678)
                                                                                           ---------------       ---------------
Net increase (decrease) in cash and equivalents                                                    (46,875)                6,209
Cash and equivalents at beginning of period                                                        298,916               599,594
                                                                                           ---------------       ---------------
Cash and equivalents at end of period                                                      $       252,041               605,803
                                                                                           ===============       ===============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2002 and 2001
Organization
------------

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

Basis of Presentation
---------------------

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, contain all necessary adjustments for a fair presentation. The Partnership's significant accounting policies are set forth in its December 31, 2001 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2002, the Partnership owned and operated two commercial buildings (Perrymont and Inducon Amherst). Both of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three months ended March 31, 2002 and 2001 was approximately $63,000 and $117,000, respectively.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards No. 141, "Business Combinations," No. 142, "Goodwill and Other Intangible Assets," No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective for the Partnership on January 1, 2002 and did not have any effect on the Partnership's financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Despite a decrease in cash of approximately $47,000 during the first three months, the Partnership continues to maintain a cash position adequate to fund capital improvements and to make scheduled debt payments. The Partnership's cash position and the sale of one of the its properties, Ambassador Towers (sold on October 18, 2001), enabled the Partnership to make a $5,000,000 distribution to the Limited Partners in the last quarter of 2001.

Results of Operations
---------------------

As compared to the first quarter of 2001, the Partnership's loss, excluding Ambassador Towers, which was sold in October 2001, increased approximately $21,000 from a loss of $68,000 in 2001 to a loss of $89,000 in 2002.

Rental income at Perrymont increased approximately $37,000 for the first three months as occupancy increased to above 55%. Rental income at Inducon Amherst decreased approximately $11,000 for the first three months as occupancy decreased to about 68%. The net change in rental income was an increase of approximately $26,000. The increase in rental income along with a decrease in other income of $33,000, primarily common area maintenance fees and interest income, was offset by an increase in property operations expense of $24,000, a decrease in other administrative expense of $9,000, and an increase in administrative expense to affiliates of $4,000. The increase in property operating costs was primarily a result of a $16,000 increase in payroll expense of the two properties, along with a $4,000 increase in real estate taxes at Perrymont. The decrease in other administrative was primarily attributable to a decrease in professional fees.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership's cash equivalents are short term, interest bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP III


   May 15, 2002                                   /s/ Joseph M. Jayson
------------------                                ------------------------------
       Date                                       Joseph M. Jayson,
                                                  Individual General Partner and
                                                  Principal Financial Officer