Form 10-Q
period 2002-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2002-08-14
CIK 733591

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2002

Commission File Number: 0-13331


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

                      Condensed Consolidated Balance Sheets
                      -------------------------------------
                                                                                    June 30,                 December 31,
                                                                                      2002                       2001
                                                                               -------------------         ------------------
                     Assets
--------------------------------------------------
Cost of property and equipment, all held for sale                                      $6,464,265                  6,417,370
Less accumulated depreciation                                                           3,079,337                  3,079,337
                                                                               -------------------         ------------------
                                                                                        3,384,928                  3,338,033
Cash and equivalents                                                                      362,296                    298,916
Escrow deposits                                                                           143,791                    320,219
Other assets                                                                              108,465                    200,018
                                                                               -------------------         ------------------
     Total assets                                                                      $3,999,480                  4,157,186
                                                                               ===================         ==================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loans payable                                                                  1,751,357                  1,766,156
Accounts payable and accrued expenses                                                      71,170                     54,923
Other liabilities                                                                          39,337                     22,544
Partners' equity                                                                        2,137,616                  2,313,563
                                                                               -------------------         ------------------
     Total liabilities and partners' equity                                            $3,999,480                  4,157,186
                                                                               ===================         ==================

                                       Condensed Consolidated Statements of Operations
                                       -----------------------------------------------

                                                           Three months ended June 30,         Six months ended June 30,
                                                          -----------------------------      -----------------------------
                                                              2002              2001            2002              2001
                                                          ----------         ----------      ----------         ----------
Rental income                                             $  152,050            601,613         295,396          1,207,086
Other income                                                  34,247            105,221          71,388            209,270
                                                          ----------         ----------      ----------         ----------
     Total income                                            186,297            706,834         366,784          1,416,356
                                                          ----------         ----------      ----------         ----------

Property operating costs                                     135,383            420,314         307,679            863,971
Administrative expense - affiliates                           51,023             95,055          82,595            150,368
Other administrative expense                                  44,855             61,266          68,636            115,850
Interest                                                      41,769            108,713          83,821            221,858
                                                          ----------         ----------      ----------         ----------
     Total expenses                                          273,030            685,348         542,731          1,352,047
                                                          ----------         ----------      ----------         ----------
     Net income (loss)                                    $  (86,733)            21,486        (175,947)            64,309
                                                          ==========         ==========      ==========         ==========
Net income (loss) per limited partnership unit            $    (5.41)              1.34          (10.97)              4.01
                                                          ==========         ==========      ==========         ==========
Weighted average limited partnership units                    15,551             15,551          15,551             15,551
                                                          ==========         ==========      ==========         ==========

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                                                             Six months ended June 30,
                                                                                           -------------------------------
                                                                                               2002            2001
                                                                                           -------------------------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                                     $    (175,947)          64,309
Adjustments - other, principally changes in other assets and liabilities                         301,021           41,570
                                                                                           -------------------------------
     Net cash provided by operating activities                                                   125,074          105,879
Investing activities - additions to property and equipment                                       (46,895)         (39,487)
Financing activities - principal payments on mortgage loans                                      (14,799)         (36,927)
                                                                                           -------------------------------
Net increase in cash and equivalents                                                              63,380           29,465
Cash and equivalents at beginning of period                                                      298,916          599,594
                                                                                           -------------------------------
Cash and equivalents at end of period                                                      $     362,296          629,059
                                                                                           ===============================


                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2002 and 2001

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

Property and Equipment
----------------------

At June 30, 2002, the Partnership owned and operated two commercial buildings (Perrymont and Inducon Amherst). Both of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three and six months ended June 30, 2002 was approximately $63,000 and $126,000, respectively. Depreciation not recorded for the three and six months ended June 30, 2001 was approximately $117,000 and $234,000, respectively.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain a cash position adequate to fund capital improvements and to make scheduled debt payments. Cash increased approximately $63,000 during the first six months of 2002. The Partnership's cash position and the sale of one of its properties, Ambassador Towers (sold October 18, 2001), enabled the Partnership to make a $5,000,000 distribution to the Limited Partners in the last quarter of 2001.

Results of Operations
---------------------

As compared to the first six months of 2001, the Partnership's loss, excluding Ambassador Towers which was sold in October 2001, increased approximately $58,000 from a loss of $118,000 in 2001 to a loss of $176,000 in 2002.

Rental income at Perrymont increased approximately $52,000 for the first six months as occupancy increased to above 57%. Rental income at Inducon Amherst decreased approximately $11,000 for the first six months as occupancy decreased to about 69%. The net change in rental income was an increase of approximately $41,000. The increase in rental income along with a decrease in other income of $68,000, primarily common area maintenance fees at the property level and interest income in Topside, was offset by an increase in property operations of $41,000, an increase in other administrative expense of $10,000, and a decrease in administrative expense to affiliates of $16,000. The increase in property operating costs was a result of $42,000 payroll increase at the property level. The increase in other administrative expense was primarily attributable to increased advertising.

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

Item 5.  Other Information
         -----------------

The Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 is attached as an exhibit in this report.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - III





    August 14, 2002                              /s/ Joseph M. Jayson
    ---------------                              ----------------------------
          Date                                   Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer

                                     Exhibit




REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.



        In connection with the Quarterly Report of Realmark Property Investors Limited Partnership - III (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph M. Jayson, Individual General Partner and Principal Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Partnership.




    August 14, 2002                              /s/ Joseph M. Jayson
    ---------------                              ----------------------------
          Date                                   Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer