Form 10-Q
period 2002-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2002-11-15
CIK 733591

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2002

Commission File Number: 0-13331


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                          16-1234990
        --------                                          ----------
(State of organization)                        (IRS Employer Identification No.)


2350 North Forest Road, Suite 12A,Getzville, New York  14068
-----------------------------------------------------  -----
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------
                                         Condensed Consolidated Balance Sheets
                                         -------------------------------------
                                                                                   September 30,         December 31,
                                                                                       2002                  2001
                                                                                ------------------    ------------------
                     Assets
--------------------------------------------------
Cost of property and equipment, all held for sale                               $       6,515,707             6,417,370
Less accumulated depreciation                                                           3,079,337             3,079,337
                                                                                ------------------    ------------------
                                                                                        3,436,370             3,338,033
Cash and equivalents                                                                      157,458               298,916
Escrow deposits                                                                           175,559               320,219
Other assets                                                                              148,359               200,018
                                                                                ------------------    ------------------
     Total assets                                                               $       3,917,746             4,157,186
                                                                                ==================    ==================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loans payable                                                                  1,744,131             1,766,156
Accounts payable and accrued expenses                                                      83,118                54,923
Other liabilities                                                                          45,355                22,544
Partners' equity                                                                        2,045,142             2,313,563
                                                                                ------------------    ------------------
     Total liabilities and partners' equity                                     $       3,917,746             4,157,186
                                                                                ==================    ==================

                                    Condensed Consolidated Statements of Operations
                                    -----------------------------------------------

                                                     Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                 ------------------------------------ ----------------------------------
                                                        2002              2001               2002             2001
                                                 ------------------- ---------------- ------------------- --------------
Rental income                                    $          155,126          608,060             450,522      1,815,146
Other income                                                 32,387           81,531             103,775        290,801
                                                 ------------------- ---------------- ------------------- --------------
     Total income                                           187,513          689,591             554,297      2,105,947
                                                 ------------------- ---------------- ------------------- --------------
Property operating costs                                    190,668          465,649             498,347      1,329,620
Administrative expense - affiliates                          34,192           88,482             116,787        238,850
Other administrative expense                                 13,357           63,320              81,993        179,170
Interest                                                     41,770          108,640             125,591        330,498
                                                 ------------------- ---------------- ------------------- --------------
     Total expenses                                         279,987          726,091             822,718      2,078,138
                                                 ------------------- ---------------- ------------------- --------------
     Net income (loss)                           $          (92,474)         (36,500)           (268,421)        27,809
                                                 =================== ================ =================== ==============
Net income (loss) per limited partnership unit   $            (5.77)           (2.28)             (16.74)          1.73
                                                 =================== ================ =================== ==============
Weighted average limited partnership units                   15,551           15,551              15,551         15,551
                                                 =================== ================ =================== ==============

                                Condensed Consolidated Statements of Cash Flows
                                -----------------------------------------------

                                                                                    Nine months ended September 30,
                                                                                ----------------------------------------
                                                                                      2002                  2001
                                                                                ------------------    ------------------
Cash provided (used) by:
Operating activities:
     Net income (loss)                                                          $        (268,421)               27,809
     Adjustments - other, principally changes in other assets
          and liabilities                                                                 247,325                22,499
                                                                                ------------------    ------------------
          Net cash provided (used) by operating activities                                (21,096)               50,308
Investing activities - additions to property and equipment                                (98,337)              (47,049)
Financing activities - principal payments on mortgage loans                               (22,025)              (55,567)
                                                                                ------------------    ------------------
Net decrease in cash and equivalents                                                     (141,458)              (52,308)
Cash and equivalents at beginning of period
                                                                                          298,916               599,594
                                                                                ------------------    ------------------
Cash and equivalents at end of period                                           $         157,458               547,286
                                                                                ==================    ==================

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2002 and 2001

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

Property and Equipment
----------------------

At September 30, 2002, the Partnership owned and operated two commercial buildings (Perrymont and Inducon Amherst). Both of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three and nine months ended September 30, 2002 was approximately $63,000 and $189,000, respectively. Depreciation not recorded for the three and nine months ended September 30, 2001 was approximately $117,000 and $350,000, respectively.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 145, 146 and 147 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, and acquisitions of certain financial institutions will become effective for the Partnership in the first quarter of 2003. The Partnership is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership continues to maintain a cash position adequate to fund capital improvements and to make scheduled debt payments. Cash decreased approximately $140,000 during the first nine months of 2002. The Partnership's cash position and the sale of one of its properties, Ambassador Towers (sold October 18, 2001), enabled the Partnership to make a $5,000,000 distribution to the Limited Partners in the last quarter of 2001.

Results of Operations
---------------------

As compared to the first nine months of 2001, the Partnership's loss, excluding Ambassador Towers, which was sold in October 2001, increased approximately $30,000 from a loss of $240,000 in 2001 to a loss of $270,000 in 2002.

Rental income at Perrymont increased approximately $80,000 for the first nine months as occupancy increased to above 57%. Rental income at Inducon Amherst decreased approximately $20,000 for the first nine months as occupancy decreased to about 69%. The net change in rental income was an increase of approximately $60,000. The increase in rental income along with a decrease in other income of $80,000, primarily common area maintenance fees at the property level and interest income, was offset by an increase in property operations of $74,000, a decrease in other administrative expense of $16,000, and a decrease in administrative expense to affiliates of $45,000. The increase in property operating costs was primarily attributable to an increase in payroll and utilities. The decrease in administrative expenses was a result of a decrease in professional fees.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short term, interest bearing bank accounts and its mortgage loans are fixed-rate. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

PART I - Item 4. Controls and Procedures
                 -----------------------

Within the 90 days prior to the filing date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Joseph M. Jayson (the Partnership's Individual General Partner and Principal Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the

Partnership (including its consolidated subsidiaries) required to be included in the Partnership's periodic SEC filings. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2001. Subsequent to September 30, 2002, the court appointed a sales agent to work with the General Partners to continue to sell the Partnerships' remaining properties.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

         99.1     Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes- Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 10-K

                  None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - III

        November 14, 2002                    /s/ Joseph M. Jayson
        -----------------                    --------------------
              Date                           Joseph M. Jayson,
                                             Individual General Partner and
                                             Principal Financial Officer