Form 10-K
period 2002-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2003-03-31
CIK 733591

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

2350 North Forest Road
Suite 12-A
Getzville, New York 14068
-------------------------
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)

                       DOCUMENTS INCORPORATED BY REFERENCE
        See Item 15 for a list of all documents incorporated by reference

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2002, the Partnership, either directly or through a limited liability, wholly-owned subsidiary company, owned two office buildings (Perrymont and Inducon Amherst) with a total of 124,960 square feet of rentable space. Both of these properties are currently being actively marketed for sale. On October 18, 2001, the Partnership sold Ambassador Towers to an unaffiliated entity.

         It is anticipated that the Partnership will be entering into sales contracts in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2002, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2002 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex at December 31 was as follows:

                                           2002          2001            2000
                                           ----          ----            ----
Ambassador Towers                           --            --              97%
Perrymont Office Building                   66%           50%             54%
Inducon Amherst                             61%           66%             79%

         The percentage of total Partnership revenue generated by each complex for the last three years was as follows:

                                           2002          2001            2000
                                           ----          ----            ----
Ambassador Towers                           --            69%             76%
Perrymont Office Building                   46%           10%             10%
Inducon Amherst                             54%           21%             14%

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

ITEM 2:  PROPERTIES
-------------------

         Following is a list of properties owned by the Partnership at December 31, 2002:

  Property Name
  and Location          General Character of Property              Purchase Date
  ------------          -----------------------------              -------------

Perrymont Office Bldg.  One unencumbered office building on 2.3      August 1985
  Pittsburgh, PA        acres with 45,000 rentable square feet.

Inducon Amherst         Four office/warehouse buildings on           April 1985
  Amherst, NY           4 acres with approximately 77,000 rentable
                        square feet, securing an 8.62% mortgage with a balance at December 31, 2002 of $1,736,328, maturing in March 2022.

ITEM 3:  LEGAL PROCEEDINGS
--------------------------

         As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public partnerships, (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

         On August 29, 2001, the parties entered into a Stipulation of Settlement (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the Court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnership's remaining properties.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2002, there were 1,736 record holders of units of limited partnership interest.

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

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

                                                     At or for the years ended December 31,
                                  ------------------------------------------------------------------------
                                        2002          2001          2000            1999           1998
                                  ------------------------------------------------------------------------
Balance sheet data

Net rental property                $ 3,469,684      3,338,033      6,479,500      6,831,380      6,753,103

Total assets                         3,891,673      4,157,186      7,706,941      8,564,042      9,113,917

Mortgage loans payable               1,736,328      1,766,156      4,874,473      4,935,851      4,970,797

Partners' equity                     2,013,598      2,313,563      2,512,045      3,316,684      3,837,552
                                  ========================================================================
Operating data

Rental income                          570,246      2,028,916      2,474,400      2,400,717      2,050,131

Other income                           179,631        341,396        339,438        314,240        382,167
                                  ------------------------------------------------------------------------

Total revenue                          749,877      2,370,312      2,813,838      2,714,957      2,432,298
                                  ------------------------------------------------------------------------
Property operating costs               622,956      1,656,992      1,797,539      1,915,768      1,595,748


Depreciation                                --             --        465,454        343,918        227,696

Interest expense                       168,155        406,070        456,940        489,199        516,918

Administrative expenses                258,731        528,549        515,509        486,940        500,261
                                  ------------------------------------------------------------------------

Total expenses                       1,049,842      2,591,611      3,235,442      3,235,825      2,840,623
                                  ------------------------------------------------------------------------
Operating loss                        (299,965)      (221,299)      (421,604)      (520,868)      (408,325)
Gain on property sales                      --      5,022,817             --             --             --
Extraordinary gain on debt
extinguishment                              --             --             --             --        318,213
                                  ------------------------------------------------------------------------
Net income (loss)                  $  (299,965)     4,801,518       (421,604)      (520,868)       (90,112)
                                  ========================================================================
Cash flow data
Net cash provided (used) by:

Operating activities                    (9,619)      (224,082)        77,607       (241,310)      (520,887)
Investing activities                  (116,458)     8,031,721       (113,574)      (422,195)      (138,234)
Financing activities                   (29,828)    (8,108,317)      (444,413)       (34,946)      (927,753)
                                  ------------------------------------------------------------------------
Net decrease in cash
and equivalents                    $  (155,905)      (300,678)      (480,380)      (698,451)    (1,586,874)
                                  ========================================================================
Per limited partnership unit:

Net income (loss)                  $    (18.71)        309.19         (26.30)        (32.49)         (5.62)

Distributions                               --         321.52          23.89             --             --
                                  ========================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. On October 18, 2001, the Partnership sold Ambassador Towers to an unaffiliated entity for $8,650,000. After satisfaction of the $3,046,000 mortgage loan on the property and payment of closing costs, the proceeds available amounted to approximately $5.1 million. Those proceeds enabled the Partnership to make a distribution to partners in the last quarter of 2001 in the amount of $5,000,000. Although cash decreased approximately $156,000 during the year ended December 31, 2002, the Partnership continues to maintain a cash position adequate to fund capital improvements and to make scheduled debt payments. The Partnership made no distributions to limited partners in 2002. In accordance with the settlement of the lawsuit (Item
3), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
----------------------

         The results of operations of the Partnership produced a net loss of $299,965 in 2002. The results compare to a net loss, excluding Ambassador Towers, which was sold in October 2001, of $394,113 in 2001 and a net loss, excluding Ambassador Towers and depreciation, of $147,350 in 2000.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2002 as compared to 2001
------------------------

         Rental income at Perrymont increased approximately $119,000 for the year ended December 31, 2002 as occupancy increased to 66% from 50% for the year ended December 31, 2001. Rental income at Inducon Amherst decreased approximately $30,000 for the year ended December 31, 2002 as occupancy decreased to 61% from 66% for the year ended December 31, 2001. The net change in rental income was an increase of approximately $89,000. Excluding Ambassador Towers (the "Sold Asset") the increase in rental income along with a decrease in other income of $58,000, primarily common area maintenance fees at the property level and interest income, was offset by an increase in property operations of $6,000, a decrease in other administrative expense of $32,000, and a decrease in administrative expense to affiliates of $70,000. The increase in property operations was primarily attributable to an increase in payroll. The decrease in administrative expense to affiliates was a result of a decrease in management fees and portfolio management expenses due to the sale of Ambassador Towers in 2001. Interest expense decreased approximately $8,000 due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgage at Inducon Amherst.

2001 as compared to 2000
------------------------

         In 2001, occupancy at Ambassador Towers remained around 97% until its sale. Rental income decreased 18% for the year ended December 31, 2001 as compared to 2000. Excluding Ambassador Towers (the "Sold Asset") rental income decreased approximately 15% due to increased vacancies at the two remaining commercial properties, with the largest decrease of approximately $77,000 occurring at Inducon Amherst, where occupancy decreased from 79% at December 31, 2000 to 66% at December 31, 2001. Other income, excluding the Sold Asset, decreased by 4% in 2001 due to a 17% increase in common area maintenance fees at Inducon Amherst being reduced by a 45% decrease in interest income.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loan on the Partnership's property is fixed rate and therefore, is not subject to market risk.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         Listed under Item 15 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.
                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2002, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 64, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 40 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 40 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 21 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 62, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 31 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2002. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,111.9 units of limited partnership interest amounting to approximately 7.2% of the partnership interest at December 31, 2002. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2002, owned 25.5 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

         The properties of the Partnership and its subsidiary are managed by Realmark Corporation, an affiliate of the Partnership's corporate general partner, for a fee of generally 5% of annual net rental income of the properties. Realmark Corporation and the Corporate General Partner are also reimbursed for disbursements made on behalf of the Partnership. Those transactions are further described, and quantified, in the note to the consolidated financial statements entitled "Related Party Transactions."

ITEM 14: CONTROLS AND PROCEDURES
-------- -----------------------

         Within the 90 days prior to the filing date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Joseph M. Jayson (the Partnership's Individual General Partner and Principal Financial Officer), of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Consolidated Financial Statements                                              Page
---      ---------------------------------                                              ----
         Independent Auditor's Report                                                   F-1
         Consolidated Balance Sheets as of December 31, 2002 and 2001                   F-2
         Consolidated Statements of Operations for the years ended
                  December 31, 2002, 2001 and 2000                                      F-3
         Consolidated Statements of Partners' Equity for the years
                  ended December 31, 2002, 2001 and 2000                                F-4
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2002, 2001 and 2000                                      F-5
         Notes to Consolidated Financial Statements                                     F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)      Schedule III - Real Estate and Accumulated Depreciation               F-13

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits
         --------

          2. Plan of acquisition, reorganization, arrangement, liquidation, or succession

             (a) Stipulation of Settlement Agreement dated August 29, 2001 is incorporated herein by reference.

             (b) Order and Final Judgment Approving Settlement and Awarding Fees and Expenses dated November 29, 2001 is incorporated herein by reference.

         4. Instruments defining the rights of security holder, including indentures

            (a) Second Amended and Restated Agreement and Certificate of Limited Partnership filed with the Registration Statement of the Registrant Form S-11, filed November 21, 1983, and subsequently amended is incorporated herein by reference.

         10. Material contracts

             (a) Property Management Agreement with Realmark Corporation included with the Registration Statement of the Registrant as filed and amended to date is incorporated herein by reference.

         99. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - III


By:      /s/ Joseph M. Jayson                                     March 31, 2003
         -------------------------------------------              --------------
         JOSEPH M. JAYSON,                                              Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                     March 31, 2003
         -------------------------------------------              --------------
         JOSEPH M. JAYSON,                                              Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                     March 31, 2003
         -------------------------------------------              --------------
         JUDITH P. JAYSON,                                              Date
         Vice President and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph M Jayson, Individual General Partner and Principal Financial Officer of Realmark Property Investors Limited Partnership - III, hereby certify that:

      1. I have reviewed this annual report on Form 10-K of Realmark Property Investors Limited Partnership - III;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

         a. Designed such disclosure controls and procedures to ensure the material information relating to the Partnership, including its consolidated subsidiary, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b. Evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

      6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003                                   /s/ Joseph M. Jayson
--------------                                   --------------------
     Date                                        Joseph M. Jayson
                                                 Individual General Partner and
                                                 Principal Financial Officer

                               INDEPENDENT AUDITOR'S REPORT
                               ----------------------------

The Partners
Realmark Property Investors Limited
     Partnership - III:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 7 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.





                                                    TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 25, 2003

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                           Assets                                                      2002            2001
                           ------                                                      ----            ----
Property and equipment, at cost, all held for sale:
     Land                                                                           $   277,709        277,709
     Buildings and improvements                                                       6,194,041      6,062,390
     Furniture and equipment                                                             77,271         77,271
                                                                                    -----------    -----------

                                                                                      6,549,021      6,417,370
     Less accumulated depreciation                                                    3,079,337      3,079,337
                                                                                    -----------    -----------

                           Net property and equipment                                 3,469,684      3,338,033

Cash and equivalents                                                                    143,011        298,916
Accounts receivable, net of allowance for doubtful accounts
     of $19,983 in 2002 and $42,828 in 2001                                               3,938         37,432
Receivables from affiliated parties                                                       1,020         58,305
Escrow deposits                                                                         169,892        320,219
Other assets                                                                            104,128        104,281
                                                                                    -----------    -----------

                           Total assets                                             $ 3,891,673      4,157,186
                                                                                    ===========    ===========

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loan payable                                                            1,736,328      1,766,156
     Accounts payable and accrued expenses                                               68,884         41,813
     Accrued interest payable                                                            12,888         13,110
     Security deposits and prepaid rents                                                 59,975         22,544
                                                                                    -----------    -----------

                           Total liabilities                                          1,878,075      1,843,623
                                                                                    -----------    -----------

Partners' equity (deficit):
     General partners                                                                   (95,731)       (86,732)
     Limited partners                                                                 2,109,329      2,400,295
                                                                                    -----------    -----------

                           Total partners' equity                                     2,013,598      2,313,563
                                                                                    -----------    -----------

                           Total liabilities and partners' equity                   $ 3,891,673      4,157,186
                                                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001 and 2000

                                                                       2002           2001           2000
                                                                       ----           ----           ----
Income:
     Rental                                                        $   570,246      2,028,916      2,474,400
     Interest and other                                                179,631        341,396        339,438
                                                                   -----------    -----------    -----------

                           Total income                                749,877      2,370,312      2,813,838
                                                                   -----------    -----------    -----------
Expenses:
     Property operations                                               622,956      1,656,992      1,797,539
     Depreciation                                                           --             --        465,454
     Interest                                                          168,155        406,070        456,940
     Administrative:
         Affiliated parties                                            155,288        300,322        244,441
         Other                                                         103,443        228,227        271,068
                                                                   -----------    -----------    -----------

                           Total expenses                            1,049,842      2,591,611      3,235,442
                                                                   -----------    -----------    -----------

Loss before gain on sale of property                                  (299,965)      (221,299)      (421,604)

Gain on sale of property                                                    --      5,022,817             --
                                                                   -----------    -----------    -----------

                           Net income (loss)                       $  (299,965)     4,801,518       (421,604)
                                                                   ===========    ===========    ===========

Net income (loss) per limited partnership unit                     $    (18.71)        309.19         (26.30)
                                                                   ===========    ===========    ===========

Distributions per limited partnership unit                         $        --         321.52          23.89
                                                                   ===========    ===========    ===========

Weighted average number of limited partnership
     units outstanding                                                  15,551         15,551         15,551
                                                                   ===========    ===========    ===========






See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2002, 2001 and 2000

                                                                 General       Limited Partners
                                                                 Partners     Units       Amount
                                                                 --------     -----       ------
Balances at December 31, 1999                                 $  (55,954)       15,551    3,372,638

Net loss                                                         (12,648)           --     (408,956)

Distributions to partners                                        (11,491)           --     (371,544)
                                                              ----------    ----------   ----------

Balances at December 31, 2000                                    (80,093)       15,551    2,592,138

Net income (loss)                                                 (6,639)           --    4,808,157

Distributions to partners                                             --            --   (5,000,000)
                                                              ----------    ----------   ----------

Balances at December 31, 2001                                    (86,732)       15,551    2,400,295

Net loss                                                          (8,999)           --     (290,966)
                                                              ----------    ----------   ----------

Balances at December 31, 2002                                 $  (95,731)       15,551    2,109,329
                                                              ==========    ==========   ==========
















See accompanying notes to consolidated financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000

                                                                 2002          2001          2000
                                                                 ----          ----          ----
Cash flows from operating activities:
     Net income (loss)                                        $ (299,965)    4,801,518      (421,604)
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating
         activities:
              Depreciation and amortization                       22,636        61,888       495,286
              Gain on sale of property                                --    (5,022,817)           --
              Changes in:
                  Accounts receivable                             33,494         4,786        11,199
                  Receivables from affiliated parties             57,285         7,112        54,506
                  Escrow deposits                                150,327        63,855       (61,590)
                  Other assets                                   (22,483)      (73,356)       (9,106)
                  Accounts payable and accrued expenses           11,878      (109,188)       19,283
                  Accrued interest payable                          (222)      (16,356)      (26,148)
                  Security deposits and prepaid rents             37,431        58,476        15,781
                                                              ----------    ----------    ----------

                      Net cash provided by (used in)
                          operating activities                    (9,619)     (224,082)       77,607
                                                              ----------    ----------    ----------

Cash flows from investing activities:
     Proceeds from sale of property                                   --     8,129,462            --
     Additions to property and equipment                        (116,458)      (97,741)     (113,574)
                                                              ----------    ----------    ----------

                      Net cash provided by (used in)
                          investing activities                  (116,458)    8,031,721      (113,574)
                                                              ----------    ----------    ----------

Cash flows from financing activities:
     Principal payments on mortgage loans                        (29,828)   (3,108,317)      (61,378)
     Distributions to partners                                        --    (5,000,000)     (383,035)
                                                              ----------    ----------    ----------

                      Net cash used in financing activities      (29,828)   (8,108,317)     (444,413)
                                                              ----------    ----------    ----------

Net decrease in cash and equivalents                            (155,905)     (300,678)     (480,380)

Cash and equivalents at beginning of year                        298,916       599,594     1,079,974
                                                              ----------    ----------    ----------

Cash and equivalents at end of year                           $  143,011       298,916       599,594
                                                              ==========    ==========    ==========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                   $  153,172       362,988       453,256
                                                              ==========    ==========    ==========
     Property and equipment financed by
         accounts payable                                     $   15,193            --            --
                                                              ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000

(1)  Formation and Operation of Partnership
-------------------------------------------

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

(2)  Summary of Significant Accounting Policies
-----------------------------------------------

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (c) Property and Equipment, Continued
     -------------------------------------

         The Partnership reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2002, no impairment in value has been recognized.

         The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2002 and 2001.

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

     (g) Per Unit Data
     -----------------

         Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (h) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2002.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (i) Income Allocation and Distributable Cash Flow
     -------------------------------------------------

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

     (j) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2002, net assets for financial reporting purposes were $937,210 more than the tax bases of the net assets.

     (k) Segment Information
     -----------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
----------------------------------------------------------

     (l) Recent Pronouncements
     -------------------------

         In June 2001, the Financial Accounting Standards Board (FASB) issued
              Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
              Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates extraordinary accounting treatment for reporting a gain or loss on debt extinguishments and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe applicability under changed conditions. Debt extinguishments reported as extraordinary items prior to scheduled adoption of SFAS No. 145 would be reclassified in most cases following adoption. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
              Associated with Exit or Disposal Activities." SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for fiscal years beginning after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for
              Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         The Partnership does not believe that these pronouncements will have a material impact on its financial position, cash flows, or results of operations.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(3)  Investments in Real Estate
-------------------------------

     On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported in continuing operations or in discontinued operations. This standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation of issues of SFAS No. 121. The adoption of this standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the year ended December 31, 2002.

     On October 18, 2001, the Partnership sold Ambassador Towers to an unaffiliated entity for $8,650,000 and recognized a related gain on the sale amounting to $5,022,817.

     All of the properties were classified as property held for sale prior to the adoption of SFAS No. 144 and continue to be actively marketed for sale. Accordingly, their results of operations have been recorded in continuing operations.

     The carrying value of the assets as of December 31, 2002, and the properties' net loss and depreciation expense not recorded for the year ended December 31, 2002 is as follows:

                                                                                         Depreciation
                                                   Carrying value                         expense not
                   Property                          of assets            Net loss          recorded
                   --------                        --------------         --------       ------------
              Perrymont Office Building          $      1,588,758          (45,470)          116,000
              Inducon Amherst                           1,880,926          (82,086)          140,000
                                                        =========           ======           =======

(4)  Mortgage Loan Payable
--------------------------

     8.62% mortgage loan payable with total monthly payment of $15,250. The mortgage is secured by the Inducon Amherst property. The balance of the mortgage loan payable amounted to $1,736,328 and $1,766,156 at December 31, 2002 and 2001, respectively. This mortgage is scheduled to mature in 2022.

     The aggregate maturities of the mortgage for each of the five years following 2002 and thereafter, assuming principal payments are not accelerated, are as follows:

                           2003                                $    32,541
                           2004                                     35,502
                           2005                                     38,732
                           2006                                     42,256
                           2007                                     46,101
                           Thereafter                            1,541,196
                                                               -----------

                                                               $ 1,736,328
                                                               ===========

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(5)  Related Party Transactions
-------------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                                      2002           2001      2000
                                                                      ----           ----      ----
         Property management fees based on a
              percentage (generally 5%) of the
              rental income                                        $   44,556      139,211     130,353

         Reimbursement for cost of services to the
              Partnership that include investor relations,
              marketing of properties, professional fees,
              communications, supplies, accounting,
              printing, postage and other items                       110,732      161,111     114,088
                                                                   ----------      -------     -------

                                                                   $  155,288      300,322     244,441
                                                                   ==========      =======     =======

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

(6)  Leases
-----------

     In connection with its commercial properties, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years under noncancelable operating leases are as follows:


                           2003                                   $  608,290
                           2004                                      478,780
                           2005                                      346,861
                           2006                                      208,412
                           2007                                       63,506
                                                                    ========

(7)  Settlement of Lawsuit
--------------------------

     As previously reported, the Partnership, as a nominal defendant, the general partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation at the state court level regarding the payment of fees and other management issues.

     On August 29, 2001, the parties entered into a Stipulation of Settlement
         (the "Settlement"). On October 4, 2001, the Court issued an "Order Preliminary Approving Settlement" (the "Hearing Order") and on November 29, 2001, the Court issued an "Order and Final Judgment Approving Settlement and Awarding Fees and Expenses" and dismissing the complaints with prejudice. The Settlement provided, among other things, that all of the Realmark Partnerships' properties be disposed of. The general partners will continue to have primary authority to dispose of the Partnerships' properties. If either (i) the general partners have not sold or contracted to sell 50% of the Partnerships' properties (by value) by April 2, 2002 or (ii) the general partners have not sold or contracted to sell 100% of the Partnerships' properties by September 29, 2002, then the primary authority to dispose of the Partnerships' properties will pass to a sales agent designated by plaintiffs' counsel and approved by the Court. On October 4, 2002, the Court appointed a sales agent to work with the general partners to continue to sell the Partnerships' remaining properties.

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

                                                                                                              Schedule III
                                                                                                              ------------
              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                    Real Estate and Accumulated Depreciation
                                December 31, 2002





                                        Initial Cost to                        Gross amounts at which
                                          Partnership         Cost           Carried at Close of period
                                     --------------------  capitalized       --------------------------
 Property                                  Buildings and  subsequent to           Buildings and               Accumulated
Description          Encumbrances    Land   improvements   acquisition    Land     improvements      Total    depreciation
-----------          ------------    ----  -------------   -----------    ----     ------------      -----    ------------
Perrymont Office
   Building
   Pittsburgh, PA   $        --     100,000    1,978,788      782,921     100,000     2,761,709    2,861,709    1,280,351

Inducon Amherst
   Amherst, NY        1,736,328     177,709           --    3,432,332     177,709     3,432,332    3,610,041    1,736,232
                    -----------     -------    ---------    ---------     -------     ---------    ---------    ---------

                    $ 1,736,328     277,709    1,978,788    4,215,253     277,709     6,194,041    6,471,750    3,016,583
                    ===========     =======    =========    =========     =======     =========    =========    =========

(RESTUBBED TABLE)

                                                 Life
                                               on which
                                             depreciation
                                               in latest
                        Date                 statement of
                         of          Date     operations
                     construction  acquired   is computed
                     ------------  --------   -----------
Perrymont Office
   Building
   Pittsburgh, PA        8/85        8/85          -- *

Inducon Amherst
   Amherst, NY           4/85        4/85          -- *
                         ====        ====          ====

*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2002.

                                                                                                   Schedule III, Cont.
                                                                                                   -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                    Real Estate and Accumulated Depreciation
                        December 31, 2002, 2001 and 2000


(1)  Cost for Federal income tax purposes is $6,471,750.

(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 2002, 2001 and 2000 is as follows:

                                                                     2002              2001              2000
                                                                     ----              ----              ----
     Balance at beginning of year                               $   6,340,099       12,074,257        11,974,038
     Additions                                                        131,651           95,243           100,219
     Dispositions (5)                                                      --       (5,829,401)               --
                                                                -------------       ----------       -----------

     Balance at end of year                                     $   6,471,750        6,340,099        12,074,257
                                                                =============       ==========       ===========

 (3) A reconciliation of accumulated depreciation for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                                                       2002           2001              2000
                                                                       ----           ----              ----
     Balance at beginning of year                               $    3,016,583        5,616,576         5,125,198
     Depreciation expense                                                   --               --           491,378
     Dispositions (5)                                                       --       (2,599,993)               --
                                                                --------------      -----------      ------------

     Balance at end of year (4)                                 $    3,016,583        3,016,583         5,616,576
                                                                ==============      ===========      ============

(4) Balance applies entirely to buildings and improvements.
(5) Sale of Ambassador Towers in 2001.