Form 10-Q
period 2003-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2003-05-15
CIK 733591

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2003

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


2350 North Forest Road, Suite 12A,Getzville, New York 14068
-----------------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
----------------------------

                      Condensed Consolidated Balance Sheets
                      -------------------------------------

                                                                               (Unaudited)
                                                                                 March 31,          December 31,
                                                                                   2003                2002
                                                                             ----------------    ----------------
                             Assets
--------------------------------------------------
Property and equipment, all held for sale                                    $      6,553,749           6,549,021
Less accumulated depreciation                                                       3,079,337           3,079,337
                                                                             ----------------    ----------------
                                                                                    3,474,412           3,469,684
Cash and equivalents                                                                   45,093             143,011
Escrow deposits                                                                       175,372             169,892
Other assets                                                                           93,224             109,086
                                                                             ----------------    ----------------
     Total assets                                                            $      3,788,101           3,891,673
                                                                             ================    ================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loan payable                                                               1,727,947           1,736,328
Accounts payable and accrued expenses                                                  82,056              81,772
Other liabilities                                                                      50,354              59,975
Partners' equity                                                                    1,927,744           2,013,598
                                                                             ----------------    ----------------
     Total liabilities and partners' equity                                  $      3,788,101           3,891,673
                                                                             ================    ================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)
                                                                                 Three months ended March 31,
                                                                             ------------------------------------
                                                                                   2003                2002
                                                                             ----------------    ----------------
Rental income                                                                $        156,283             132,715
Other income                                                                           44,112              47,772
                                                                             ----------------    ----------------
     Total income                                                                     200,395             180,487
                                                                             ----------------    ----------------
Property operating costs                                                              166,973             172,296
Administrative expense - affiliates                                                    39,291              31,572
Other administrative expense                                                           38,677              23,781
Interest                                                                               41,308              42,052
                                                                             ----------------    ----------------
     Total expenses                                                                   286,249             269,701
                                                                             ----------------    ----------------
     Net loss                                                                $        (85,854)            (89,214)
                                                                             ================    ================
Net loss per limited partnership unit                                        $          (5.36)              (5.56)
                                                                             ================    ================
Weighted average limited partnership units outstanding                                 15,551              15,551
                                                                             ================    ================

                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)
                                                                                 Three months ended March 31,
                                                                             ------------------------------------
                                                                                   2003                2002
                                                                             ----------------    ----------------
Cash provided (used) by:
Operating activities:
     Net loss                                                                $        (85,854)            (89,214)
     Adjustments - other, principally changes
          in other assets and liabilities                                               1,045              82,871
                                                                             ----------------    ----------------
Net cash used in operating activities                                                 (84,809)             (6,343)
Investing activities - additions to property and equipment                             (4,728)            (32,798)
Financing activities - principal payments on mortgage loan                             (8,381)             (7,734)
                                                                             ----------------    ----------------
Net decrease in cash and equivalents                                                  (97,918)            (46,875)
Cash and equivalents at beginning of period                                           143,011             298,916
                                                                             ----------------    ----------------
Cash and equivalents at end of period                                        $         45,093             252,041
                                                                             ================    ================

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2003 and 2002
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The Partnership's significant accounting policies are set forth in its December 31, 2002 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2003, the Partnership owned and operated two commercial buildings (Perrymont Office Building and Inducon Amherst). Both of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three months ended March 31, 2003 and 2002 was approximately $63,000.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards Nos. 145, 146, 147, and 148 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, acquisitions of certain financial institutions, and accounting for stock-based compensation, respectively, became effective for the Partnership on January 1, 2003 and did not have any effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of variable Interest Entities." The Partnership does not believe that this Interpretation will have a material impact on its consolidated financial statements.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
----------------------------------------------------------------------------
and Results of Operations
-------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. Although cash decreased approximately $98,000 during the first three months of 2003, the Partnership continues to maintain a cash position adequate to fund capital improvements and to make scheduled debt payments. The partnership made no distributions to limited partners in the first quarter of 2003. In accordance with the settlement of the lawsuit (Part II, Item
1), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first three months of 2002, the Partnership's loss decreased approximately $3,000 from a loss of $89,000 in 2002 to a loss of $86,000 in 2003.

Rental income at Perrymont Office Building (Perrymont) increased approximately $11,000 for the first three months as occupancy increased to 64%. Rental income at Inducon Amherst increased approximately $12,000 as occupancy increased to over 62%. The net change in rental income was an increase of approximately $23,000. Other income decreased approximately $3,000 due to a decrease in interest income.

Total expenses increased approximately $17,000. Property operating costs decreased $5,000, administrative expense to affiliates increased $7,000 and other administrative expense increased $15,000. The decrease in property operating costs was primarily attributable to a decrease in cleaning services at Perrymont. The increase in administrative expense to affiliates was a result of an increase in management fees and portfolio management expenses. The increase in other administrative expense was due to an increase in legal and professional services.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------------

The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loan on the Partnership's property is fixed rate and therefore, is not subject to market risk.

PART I - Item 4. Controls and Procedures
----------------------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
-------------------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2002.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a) Exhibits

            99. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - III


       May 15, 2003                               /s/ Joseph M. Jayson
       ------------                               ------------------------------
           Date                                   Joseph M. Jayson,
                                                  Individual General Partner and
                                                  Principal Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph M. Jayson, Individual General Partner and Principal Financial Officer of Realmark Property Investors Limited Partnership - III, hereby certify that:

         1. I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of Realmark Property Investors Limited Partnership - III;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and I have:

            a. Designed such disclosure controls and procedures to ensure the material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

            b. Evaluated the effectiveness of the Partnership disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              May 15, 2003                       /s/ Joseph M. Jayson
              ------------                       ------------------------------
                  Date                           Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer
                                       6