Form 10-Q
period 2003-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2003-08-14
CIK 733591

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2003
                                                 -------------

                        Commission File Number: 0-13331
                                                -------

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


          2350 North Forest Road, Suite 12A, Getzville, New York 14068
          ------------------------------------------------------------
                    (Address of principal executive offices)

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

                                           Condensed Consolidated Balance Sheets
                                           -------------------------------------
                                                                                  (Unaudited)
                                                                                    June 30,                 December 31,
                                                                                      2003                       2002
                                                                               -------------------         ------------------
                     Assets
--------------------------------------------------
Property and equipment, all held for sale                                       $       6,576,469                  6,549,021
Less accumulated depreciation                                                           3,079,337                  3,079,337
                                                                               -------------------         ------------------
                                                                                        3,497,132                  3,469,684
Cash and equivalents                                                                            -                    143,011
Escrow deposits                                                                           163,421                    169,892
Other assets                                                                               82,332                    109,086
                                                                               -------------------         ------------------
     Total assets                                                               $       3,742,885                  3,891,673
                                                                               ===================         ==================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loan payable                                                                   1,720,205                  1,736,328
Accounts payable and accrued expenses                                                      97,012                     81,772
Other liabilities                                                                          53,340                     59,975
Partners' equity                                                                        1,872,328                  2,013,598
                                                                               -------------------         ------------------
     Total liabilities and partners' equity                                     $       3,742,885                  3,891,673
                                                                               ===================         ==================

                                      Condensed Consolidated Statements of Operations
                                      -----------------------------------------------
                                                        (Unaudited)

                                                        Three months ended June 30,           Six months ended June 30,
                                                     ---------------------------------     -------------------------------
                                                            2003              2002              2003              2002
                                                     ---------------     -------------     -------------    --------------
Rental income                                         $     138,853           131,116           295,136           274,462
Other income                                                 53,639            55,181            97,751            92,322
                                                     ---------------     -------------     -------------    --------------
     Total income                                           192,492           186,297           392,887           366,784
                                                     ---------------     -------------     -------------    --------------
Property operating costs                                    153,438           135,383           320,411           307,679
Administrative expense - affiliates                          25,247            51,023            64,538            82,595
Other administrative expense                                 27,894            44,855            66,571            68,636
Interest                                                     41,329            41,769            82,637            83,821
                                                     ---------------     -------------     -------------    --------------
     Total expenses                                         247,908           273,030           534,157           542,731
                                                     ---------------     -------------     -------------    --------------
     Net loss                                         $     (55,416)          (86,733)         (141,270)         (175,947)
                                                     ==============      ============      ============     =============
Net loss per limited partnership unit                 $       (3.46)            (5.41)            (8.81)           (10.97)
                                                     ==============      ============      ============     =============
Weighted average limited partnership units
     outstanding                                             15,551            15,551            15,551            15,551
                                                     ==============      ============      ============     =============

                                       Condensed Consolidated Statements of Cash Flows
                                       -----------------------------------------------
                                                         (Unaudited)
                                                                                             Six months ended June 30,
                                                                                      -----------------------------------------
                                                                                             2003                  2002
                                                                                      -------------------   -------------------
Cash provided (used) by:
Operating activities:
     Net loss                                                                          $        (141,270)             (175,947)
     Adjustments - other, principally changes in other assets and liabilities                     41,830               301,021
                                                                                      -------------------   -------------------
          Net cash provided by (used in) operating activities                                    (99,440)              125,074
Investing activities - additions to property and equipment                                       (27,448)              (46,895)
Financing activities - principal payments on mortgage loan                                       (16,123)              (14,799)
                                                                                      -------------------   -------------------
Net increase (decrease) in cash and equivalents                                                 (143,011)               63,380
Cash and equivalents at beginning of period                                                      143,011               298,916
                                                                                      -------------------   -------------------
Cash and equivalents at end of period                                                  $               -               362,296
                                                                                      ===================   ===================

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2003 and 2002
                                   (Unaudited)
Organization
------------

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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2002 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At June 30, 2003, the Partnership owned and operated two commercial buildings (Perrymont Office Building and Inducon Amherst). Both of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three and six months ended June 30, 2003 was approximately $66,000 and $129,000, respectively. Depreciation not recorded for the three and six months ended June 30, 2002 was approximately $63,000 and $126,000, respectively.

Current Accounting Pronouncements
---------------------------------

Statements of Financial Accounting Standards (SFAS) Nos. 145, 146, 147, and 148 which concern accounting for gains and losses from the extinguishments of debt, exit or disposal activities, acquisitions of certain financial institutions, and accounting for stock-based compensation, respectively, became effective for the Partnership on January 1, 2003 and did not have any effect on the Partnership's consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement is effective for contract and hedging relationships entered into or modified after June 30, 2003. In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The Partnership does not believe that either statement will have a material impact on its consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Partnership does not believe that the Interpretation will have a material impact on its consolidated financial statements.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. Although cash decreased approximately $143,000 during the first six months of 2003, the Partnership continues to fund capital improvements and to make scheduled debt payments. The partnership made no distributions to limited partners in the first six months of 2003. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first six months of 2002, the Partnership's loss decreased approximately $35,000 from a loss of $176,000 in 2002 to a loss of $141,000 in 2003.

Rental income at Perrymont increased approximately $20,000 for the first six months while rental income at Inducon Amherst remained unchanged. Other income increased approximately $5,000 due to an increase in common area maintenance fees.

Total expenses decreased approximately $8,000. Property operating costs increased $13,000, administrative expense to affiliates decreased $18,000, other administrative expense decreased $2,000 and interest expense decreased $1,000. The increase in property operating costs was primarily attributable to repairs made to the common area at Inducon Amherst. The decrease in administrative expense to affiliates was due to a decrease in the costs associated with portfolio management. The decrease in other administrative expense was primarily attributable to a decrease in legal and professional services.

PART I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loan on the Partnership's property is fixed-rate and therefore, is not subject to market risk.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            31. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

        (b) Reports on 8-K

            None.
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - III

August 14, 2003                                 /s/ Joseph M. Jayson
---------------                                 --------------------
     Date                                       Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer
                                       5