Form 10-Q
period 2003-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2003-11-14
CIK 733591

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2003

Commission File Number: 0-13331


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                          16-1234990
 ----------------------                       ---------------------------------
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

                                            Condensed Consolidated Balance Sheets
                                            -------------------------------------

                                                                                 (Unaudited)
                                                                                September 30,                 December 31,
                                                                                     2003                         2002
                                                                             ---------------------        ---------------------
                     Assets
--------------------------------------------------
Cost of property and equipment, all held for sale                            $          6,584,597                    6,549,021
Less accumulated depreciation                                                           3,079,337                    3,079,337
                                                                             ---------------------        ---------------------
                                                                                        3,505,260                    3,469,684
Cash and equivalents                                                                           --                      143,011
Escrow deposits                                                                           152,291                      169,892
Other assets                                                                               93,088                      109,086
                                                                             ---------------------        ---------------------
     Total assets                                                            $          3,750,639                    3,891,673
                                                                             =====================        =====================

        Liabilities and Partners' Equity
--------------------------------------------------
Mortgage loan payable                                                                   1,712,288                    1,736,328
Accounts payable and accrued expenses                                                     166,251                       81,772
Other liabilities                                                                          45,866                       59,975
Partners' equity                                                                        1,826,234                    2,013,598
                                                                             ---------------------        ---------------------
     Total liabilities and partners' equity                                  $          3,750,639                    3,891,673
                                                                             =====================        =====================

                                       Condensed Consolidated Statements of Operations
                                       -----------------------------------------------
                                                         (Unaudited)

                                                          Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                        ---------------------------------    ----------------------------------
                                                              2003             2002                2003              2002
                                                        ---------------- ----------------    ---------------- -----------------
Rental income                                           $       153,170          144,673             448,306           419,136
Other income                                                     42,849           42,840             140,600           135,161
                                                        ---------------- ----------------    ---------------- -----------------
     Total income                                               196,019          187,513             588,906           554,297
                                                        ---------------- ----------------    ---------------- -----------------
Property operating costs                                        146,682          190,668             467,093           498,347
Administrative expense - affiliates                              31,583           34,192              96,121           116,787
Other administrative expense                                     22,037           13,357              88,608            81,993
Interest                                                         41,811           41,770             124,448           125,591
                                                        ---------------- ----------------    ---------------- -----------------
     Total expenses                                             242,113          279,987             776,270           822,718
                                                        ---------------- ----------------    ---------------- -----------------
     Net loss                                           $       (46,094)         (92,474)           (187,364)         (268,421)
                                                        ================ ================    ================ =================
Net loss per limited partnership unit                   $         (2.88)           (5.77)             (11.69)           (16.74)
                                                        ================ ================    ================ =================
Weighted average limited partnership units
     outstanding                                                 15,551           15,551              15,551            15,551
                                                        ================ ================    ================ =================

                                Condensed Consolidated Statements of Cash Flows
                                -----------------------------------------------
                                                    (Unaudited)
                                                                                      Nine months ended September 30,
                                                                             --------------------------------------------------
                                                                                     2003                         2002
                                                                             ---------------------        ---------------------
Cash provided (used) by:
Operating activities:
     Net loss                                                                $           (187,364)                    (268,421)
     Adjustments - other, principally changes in other assets
       and liabilities                                                                    103,969                      247,325
                                                                             ---------------------        ---------------------
          Net cash used in operating activities                                           (83,395)                     (21,096)
Investing activities - additions to property and equipment                                (35,576)                     (98,337)
Financing activities - principal payments on mortgage loan                                (24,040)                     (22,025)
                                                                             ---------------------        ---------------------
Net decrease in cash and equivalents                                                     (143,011)                    (141,458)
Cash and equivalents at beginning of period                                               143,011                      298,916
                                                                             ---------------------        ---------------------
Cash and equivalents at end of period                                        $                 --                      157,458
                                                                             =====================        =====================

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2003 and 2002
                                   (Unaudited)


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

Property and Equipment
----------------------

At September 30, 2003, the Partnership owned and operated two commercial buildings (Perrymont and Inducon Amherst). Both of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three and nine months ended September 30, 2003 was approximately $66,000 and $195,000, respectively. Depreciation not recorded for the three and nine months ended September 30, 2002 was approximately $63,000 and $189,000, respectively.

Current Accounting Pronouncements
---------------------------------

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The Partnership does not believe that the Interpretation will have a material impact on its consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on its consolidated financial statements.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. In the third quarter of 2003, the Partnership continued to experience difficulties generating sufficient cash to cover its financial obligations. Although cash decreased by $143,000 during the nine months ended September 30, 2003, the Partnership continued to fund capital improvements and to make scheduled debt payments. The partnership made no distributions to limited partners in the first nine months of 2003. In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first nine months of 2002, the Partnership's loss decreased approximately $81,000 from a loss of $268,000 in 2002 to a loss of $187,000 in 2003.

Rental income at Perrymont increased approximately $29,000 for the first nine months while rental income at Inducon Amherst remained consistent. Other income increased approximately $5,500 due to an increase in common area maintenance fees.

Total expenses decreased approximately $46,000. Property operations decreased $31,000, administrative expense to affiliates decreased $21,000, other administrative expense increased $7,000 and interest expense decreased $1,000. The decrease in property operations was primarily attributable to a decrease real estate taxes. The decrease in administrative expense to affiliates was a result of a decrease in management fees and a decrease in costs associated with portfolio management. The increase in other administrative expense was due to increased professional services.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership invests in only short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with general movement of interest rates. The mortgage loan on the Partnership's property is fixed-rate and therefore, is not subject market risk.

PART I - Item 4. Controls and Procedures
                 -----------------------

Disclosure Controls and Procedures: The Partnership's management, with the participation of the Partnership's Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

        31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - III



              November 14, 2003                   /s/ Joseph M. Jayson
              -----------------                   ------------------------------
                      Date                        Joseph M. Jayson,
                                                  Individual General Partner and
                                                  Principal Financial Officer