Form 10-K
period 2003-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2004-03-30
CIK 733591

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2003, the Partnership, either directly or through a limited liability, wholly-owned subsidiary company, owned two office buildings (Perrymont and Inducon Amherst) with a total of 124,960 square feet of rentable space. Both of these properties are currently being actively marketed for sale. On October 18, 2001, the Partnership sold Ambassador Towers to an unaffiliated entity.

         It is anticipated that the Partnership will be entering into sales contracts in the near future (one to six months) which will be subject to sales conditions which are customary for sales contracts and there is no assurance that the sales will be consummated.

         The business of the Partnership is not seasonal and it competes on the basis of rental rates and property operations with similar types of properties in vicinities in which the Partnership's properties are located. The Partnership has no real property investments located outside the United States. The Partnership does not segregate revenue or assets by geographic region, since, in management's view, such a presentation would not be significant to an understanding of the Partnership's business or financial results taken as a whole. As of December 31, 2003, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2003 were employees of the Corporate General Partner or its affiliates.

         The occupancy for each complex at December 31 was as follows:

                                          2003             2002            2001
                                          ----             ----            ----
Perrymont Office Building                  66%               66%            50%
Inducon Amherst                            58%               61%            66%

         The percentage of total Partnership revenue generated by each complex for the last three years was as follows:

                                          2003             2002            2001
                                          ----             ----            ----
Ambassador Towers                           -                 -             69%
Perrymont Office Building                  47%               46%            10%
Inducon Amherst                            53%               54%            21%

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

ITEM 2: PROPERTIES
------- ----------

         Following is a list of properties owned by the Partnership at December 31, 2003:

  Property Name
  and Location                      General Character of Property                            Purchase Date
  ------------                      -----------------------------                            -------------
Perrymont Office Bldg.              One unencumbered office building on 2.3                  August 1985
  Pittsburgh, PA                    acres with 45,000 rentable square feet.

Inducon Amherst                     Four office/warehouse buildings on                       April 1985
  Amherst, NY                       4 acres with approximately 77,000 rentable
                                    square feet, securing an 8.62% mortgage with
                                    a balance at December 31, 2003 of
                                    $1,703,787, maturing in March 2022.

ITEM 3: LEGAL PROCEEDINGS
------- -----------------

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

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
------- -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2003, there were 1,736 record holders of units of limited partnership interest.

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

ITEM 6: SELECTED FINANCIAL DATA
------- -----------------------

                                                     At or for the years ended December 31,
                                  ------------------------------------------------------------------------
                                      2003            2002           2001           2000           1999
                                  ------------------------------------------------------------------------
Balance sheet data

Net rental property                $ 3,505,259      3,469,684      3,338,033      6,479,500      6,831,380

Total assets                         3,751,314      3,891,673      4,157,186      7,706,941      8,564,042

Mortgage loans payable               1,703,787      1,736,328      1,766,156      4,874,473      4,935,851

Partners' equity                     1,801,045      2,013,598      2,313,563      2,512,045      3,316,684
                                  ========================================================================
Operating data

Rental income                          601,259        570,246      2,028,916      2,474,400      2,400,717

Other income                           187,936        179,631        341,396        339,438        314,240
                                  ------------------------------------------------------------------------

Total revenue                          789,195        749,877      2,370,312      2,813,838      2,714,957
                                  ------------------------------------------------------------------------
Property operating costs               598,898        622,956      1,656,992      1,797,539      1,915,768


Depreciation                                --             --             --        465,454        343,918

Interest expense                       166,442        168,155        406,070        456,940        489,199

Administrative expenses                236,408        258,731        528,549        515,509        486,940
                                  ------------------------------------------------------------------------

Total expenses                       1,001,748      1,049,842      2,591,611      3,235,442      3,235,825
                                  ------------------------------------------------------------------------
Operating loss                        (212,553)      (299,965)      (221,299)      (421,604)      (520,868)

Gain on property sales                      --             --      5,022,817             --             --
                                  ------------------------------------------------------------------------
Net income (loss)                  $  (212,553)      (299,965)     4,801,518       (421,604)      (520,868)
                                  ========================================================================
Cash flow data
Net cash provided
  (used) by:

Operating activities                   (29,409)        (9,619)      (224,082)        77,607       (241,310)
Investing activities                   (50,768)      (116,458)     8,031,721       (113,574)      (422,195)
Financing activities                   (32,541)       (29,828)    (8,108,317)      (444,413)       (34,946)
                                  ------------------------------------------------------------------------
Net decrease in cash
and equivalents                    $  (112,718)      (155,905)      (300,678)      (480,380)      (698,451)
                                  ========================================================================
Per limited partnership unit:

Net income (loss)                  $    (13.26)        (18.71)        309.19         (26.30)        (32.49)

Distributions                      $        --             --         321.52          23.89             --
                                  ========================================================================

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
-------------------------------

         Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. On October 18, 2001, the Partnership sold Ambassador Towers to an unaffiliated entity for $8,650,000. After satisfaction of the $3,046,000 mortgage loan on the property and payment of closing costs, the proceeds available amounted to approximately $5.1 million. Those proceeds enabled the Partnership to make a distribution to partners in the last quarter of 2001 in the amount of $5,000,000. Although cash decreased approximately $113,000 and $156,000 during the years ended December 31, 2003 and 2002, respectively, the Partnership continues to fund capital improvements and to make scheduled debt payments. The Partnership made no distributions to limited partners in 2003 and 2002. In accordance with the settlement of the lawsuit (Item 3), it is anticipated that with the sale of the remaining properties, the Partnership may be in a position to make distributions to the limited partners. These distributions will be reduced by the amount of fees payable to the plaintiffs' legal counsel in connection with the settlement agreement (Item 3), any outstanding liabilities and any mortgage prepayment penalties incurred with regard to the sale of the Partnership's properties.

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

Results of Operations:
---------------------

         The results of operations of the Partnership produced a net loss of $212,553 in 2003. The results compare to a net loss of $299,965 in 2002 and a net loss, excluding Ambassador Towers, which was sold in October 2001, of $394,113 in 2001.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2003 as compared to 2002
------------------------

         Rental income at Perrymont increased approximately $34,000 for the year ended December 31, 2003 as occupancy remained at 66% throughout the year. Rental income at Inducon Amherst decreased approximately $3,000 for the year ended December 31, 2003 as occupancy decreased to 58% from 61% for the year ended December 31, 2002. The net change in rental income was an increase of approximately $31,000. The increase in rental income along with an increase in other income of approximately $8,000, primarily common area maintenance fees at the property level, produced a 5% increase in total income for the year ended December 31, 2003.

         Total expenses for the year ended December 31, 2003 decreased approximately $48,000 as compared to 2002. The decrease in property operations of $24,000, the decrease in administrative expense and reimbursement to affiliates of $29,000, and the decrease in interest expense of $2,000 was offset by a $7,000 increase in other administrative expense. The decrease in property operations was attributable to a decrease in leasing fees and a reduction of expenditures for exterior painting at Inducon Amherst. The decrease in administrative expense and reimbursement to affiliates was a result of a decrease in management fees and portfolio reimbursed expenses. Interest expense decreased due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgage at Inducon Amherst. The increase in other administrative expense was due to increased legal and professional services.

2002 as compared to 2001
------------------------

         Rental income at Perrymont increased approximately $119,000 for the year ended December 31, 2002 as occupancy increased to 66% from 50% for the year ended December 31, 2001. Rental income at Inducon Amherst decreased approximately $30,000 for the year ended December 31, 2002 as occupancy decreased to 61% from 66% for the year ended December 31, 2001. The net change in rental income was an increase of approximately $89,000. Excluding Ambassador Towers (the "Sold Asset") the increase in rental income along with a decrease in other income of $58,000, primarily common area maintenance fees at the property level and interest income, was offset by an increase in property operations of $6,000, a decrease in other administrative expense of $32,000, and a decrease in administrative expense and reimbursement to affiliates of $70,000. The increase in property operations was primarily attributable to an increase in payroll. The decrease in administrative expense and reimbursement to affiliates was a result of a decrease in management fees and portfolio reimbursed expenses due to the sale of Ambassador Towers in 2001. Interest expense decreased approximately $8,000 due to a larger portion of each mortgage payment being applied towards principal due to amortization of the mortgage at Inducon Amherst.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Partnership invests only in short term money market instruments, in amounts in excess of daily working cash requirements. The rates of earnings on those investments increase or decrease in line with the general movement of interest rates. The mortgage loan on the Partnership's property is fixed rate and therefore, is not subject to market risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

         Listed under Item 15 of this report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None.

ITEM 9A: CONTROLS AND PROCEDURES
         -----------------------

         The Partnership maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Partnership's management, including the Partnership's Individual General Partner and Principal Financial Officer, of the effectiveness of the Partnership's disclosure controls and procedures. Based on that evaluation, the Partnership's Individual General Partner and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective.

         Subsequent to the date of their most recent evaluation, there have been no significant changes in the Partnership's internal control over financial reporting or in other factors that could significantly affect the internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2003, are listed below. Each director is subject to election on an annual basis.

                      Title of All Positions Held with            Year First
Name                  the Corporate General Partner          Elected to Position
----                  -----------------------------          -------------------

Joseph M. Jayson      Chairman of the Board, President               1979
                        and Treasurer

Judith P. Jayson      Vice President and Director                    1979

         Joseph M. Jayson and Judith P. Jayson are married to each other.

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 65, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 41 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 41 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 22 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 63, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 32 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Bryant E. Zilke.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Bryant E. Zilke is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Zilke is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances, namely that the Partnership is small in size and there is limited personnel. Mr. Zilke is not independent as a result of being an employee of an affiliate of the Corporate General Partner.

Code of Ethics
--------------

         The Partnership has adopted a code of ethics for the partners, principal financial officer, and employees of the Corporate General Partner or its affiliates who render services on behalf of the Partnership. The Partnership will provide to any person without charge, upon request, a copy of the code of ethics which is available from:

         Realmark Property Investors Limited Partnership - III
         Attention:  Investor Relations
         2350 North Forest Road
         Suite 12-A
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
         ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2003. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1,111.9 units of limited partnership interest amounting to approximately 7.2% of the partnership interest at December 31, 2003. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2003, owned 25.5 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
         --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2003 and 2002. All fees incurred for the years ended December 31, 2003 and 2002 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2003 and 2002 totaled $28,150 and $23,100, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the year ended December 31, 2003. The fees for these services amounted to $4,104. No tax services were provided during the year ended December 31, 2002.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2003 were pre-approved by the Audit Committee.

         The Audit Committee oversees the Partnership's financial reporting process. Management has the primary responsibility for the financial statements and the financial reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

        The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2003 and 2002, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

        The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

        In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2003.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
         ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                 Page
         ---------------------------------                                 ----

         Independent Auditor's Report                                       F-1
         Consolidated Balance Sheets as of December 31, 2003 and 2002       F-2
         Consolidated Statements of Operations for the years ended
              December 31, 2003, 2002 and 2001                              F-3
         Consolidated Statements of Partners' Equity for the years
              ended December 31, 2003, 2002 and 2001                        F-4
         Consolidated Statements of Cash Flows for the years ended
              December 31, 2003, 2002 and 2001                              F-5
         Notes to Consolidated Financial Statements                         F-6

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)  Schedule III - Real Estate and Accumulated Depreciation       F-13

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Reports on Form 8-K
         -------------------

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

         14. Code of Ethics is filed herewith.

         21. Subsidiary of the Partnership is filed herewith.

         31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

         32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III


By:      /s/ Joseph M. Jayson                                   March 30, 2004
         --------------------                                   --------------
         JOSEPH M. JAYSON,                                            Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                   March 30, 2004
         --------------------                                   --------------
         JOSEPH M. JAYSON,                                            Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                   March 30, 2004
         --------------------                                   --------------
         JUDITH P. JAYSON,                                            Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


The Partners
Realmark Property Investors Limited Partnership - III:

We have audited the accompanying consolidated balance sheets of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the general partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in note 7 to the consolidated financial statements, the Partnership settled a class and derivative lawsuit in which it was involved. As a result of this settlement, the Partnership is currently in the process of winding up its operations and disposing of its investments. It is anticipated that this process will take place within the next twelve months.


                                               /s/ TOSKI, SCHAEFER & CO., P.C.
                                               -------------------------------
                                               TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 26, 2004

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets
                           December 31, 2003 and 2002


                           Assets                                                         2003            2002
                           ------                                                         ----            ----
Property and equipment, at cost, all held for sale:
     Land                                                                              $   277,709        277,709
     Buildings and improvements                                                          6,229,616      6,194,041
     Furniture and equipment                                                                77,271         77,271
                                                                                       -----------    -----------

                                                                                         6,584,596      6,549,021
     Less accumulated depreciation                                                       3,079,337      3,079,337
                                                                                       -----------    -----------

                           Net property and equipment                                    3,505,259      3,469,684

Cash and equivalents                                                                        30,293        143,011
Accounts receivable, net of allowance for doubtful accounts
     of $18,000 in 2003 and $19,983 in 2002                                                  4,148          3,938
Receivables from affiliated parties                                                             --          1,020
Escrow deposits                                                                            150,315        169,892
Other assets                                                                                61,299        104,128
                                                                                       -----------    -----------

                           Total assets                                                $ 3,751,314      3,891,673
                                                                                       ===========    ===========

         Liabilities and Partners' Equity
         --------------------------------

Liabilities:
     Mortgage loan payable                                                               1,703,787      1,736,328
     Accounts payable and accrued expenses                                                 172,552         68,884
     Payable to affiliated parties                                                           7,311             --
     Accrued interest payable                                                               12,647         12,888
     Security deposits and prepaid rents                                                    53,972         59,975
                                                                                       -----------    -----------

                           Total liabilities                                             1,950,269      1,878,075
                                                                                       -----------    -----------

Partners' equity (deficit):
     General partners                                                                     (102,108)       (95,731)
     Limited partners                                                                    1,903,153      2,109,329
                                                                                       -----------    -----------

                           Total partners' equity                                        1,801,045      2,013,598
                                                                                       -----------    -----------

                           Total liabilities and partners' equity                      $ 3,751,314      3,891,673
                                                                                       ===========    ===========




See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                  Years ended December 31, 2003, 2002 and 2001


                                                                       2003           2002           2001
                                                                       ----           ----           ----
Income:
     Rental                                                        $   601,259        570,246      2,028,916
     Interest and other                                                187,936        179,631        341,396
                                                                   -----------     ----------    -----------

                           Total income                                789,195        749,877      2,370,312
                                                                   -----------     ----------    -----------
Expenses:
     Property operations                                               598,898        622,956      1,656,992
     Interest                                                          166,442        168,155        406,070
     Administrative:
         Affiliated parties                                            126,322        155,288        300,322
         Other                                                         110,086        103,443        228,227
                                                                   -----------     ----------    -----------

                           Total expenses                            1,001,748      1,049,842      2,591,611
                                                                   -----------     ----------    -----------

Loss before gain on sale of property                                  (212,553)      (299,965)      (221,299)

Gain on sale of property                                                    --             --      5,022,817
                                                                   -----------     ----------    -----------

                           Net income (loss)                       $  (212,553)      (299,965)     4,801,518
                                                                   ===========     ==========    ===========

Net income (loss) per limited partnership unit                     $    (13.26)        (18.71)        309.19
                                                                   ===========     ==========    ===========

Distributions per limited partnership unit                         $        --             --         321.52
                                                                   ===========     ==========    ===========

Weighted average number of limited partnership
     units outstanding                                                  15,551         15,551         15,551
                                                                   ===========     ==========    ===========



















See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                   Consolidated Statements of Partners' Equity
                  Years ended December 31, 2003, 2002 and 2001




                                                                                 Limited Partners
                                                                  General        ----------------
                                                                  Partners       Units       Amount
                                                                  --------       -----       ------
Balances at December 31, 2000                                   $  (80,093)       15,551    2,592,138

Net income (loss)                                                   (6,639)           --    4,808,157

Distributions to partners                                               --            --   (5,000,000)
                                                                ----------     ---------   ----------

Balances at December 31, 2001                                      (86,732)       15,551    2,400,295

Net loss                                                            (8,999)           --     (290,966)
                                                                ----------     ---------   ----------

Balances at December 31, 2002                                      (95,731)       15,551    2,109,329

Net loss                                                            (6,377)           --     (206,176)
                                                                ----------     ---------   ----------

Balances at December 31, 2003                                   $ (102,108)       15,551    1,903,153
                                                                ==========     =========   ==========























See accompanying notes to consolidated financial statements

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2003, 2002 and 2001


                                                                                  2003          2002         2001
                                                                                  ----          ----         ----
Cash flows from operating activities:
     Net income (loss)                                                        $ (212,553)     (299,965)    4,801,518
     Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Amortization                                                        24,239        22,636        61,888
              Gain on sale of property                                                --            --    (5,022,817)
              Changes in:
                  Accounts receivable                                               (210)       33,494         4,786
                  Receivables from affiliated parties                              1,020        57,285         7,112
                  Escrow deposits                                                 19,577       150,327        63,855
                  Other assets                                                    18,590       (22,483)      (73,356)
                  Accounts payable and accrued expenses                          118,861        11,878      (109,188)
                  Payable to affiliated parties                                    7,311            --            --
                  Accrued interest payable                                          (241)         (222)      (16,356)
                  Security deposits and prepaid rents                             (6,003)       37,431        58,476
                                                                              ----------    ----------    ----------

                      Net cash used in operating activities                      (29,409)       (9,619)     (224,082)
                                                                              ----------    ----------    ----------

Cash flows from investing activities:
     Proceeds from sale of property                                                   --            --     8,129,462
     Additions to property and equipment                                         (50,768)     (116,458)      (97,741)
                                                                              ----------    ----------    ----------

                      Net cash provided by (used in)
                          investing activities                                   (50,768)     (116,458)    8,031,721
                                                                              ----------    ----------    ----------

Cash flows from financing activities:
     Principal payments on mortgage loans                                        (32,541)      (29,828)   (3,108,317)
     Distributions to partners                                                        --            --    (5,000,000)
                                                                              ----------    ----------    ----------

                      Net cash used in financing activities                      (32,541)      (29,828)   (8,108,317)
                                                                              ----------    ----------    ----------

Net decrease in cash and equivalents                                            (112,718)     (155,905)     (300,678)

Cash and equivalents at beginning of year                                        143,011       298,916       599,594
                                                                              ----------    ----------    ----------

Cash and equivalents at end of year                                           $   30,293       143,011       298,916
                                                                              ==========    ==========    ==========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                   $  150,458       153,172       362,988
                                                                              ==========    ==========    ==========

     Property and equipment financed by
         accounts payable                                                     $       --        15,193            --
                                                                              ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

(1)  Formation and Operation of Partnership
     --------------------------------------

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

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) Basis of Accounting and Consolidation
         -------------------------------------

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

     (b) Estimates
         ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
         ----------------------

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (c) Property and Equipment, Continued
         ---------------------------------

     The Partnership reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Partnership compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2003, no impairment in value has been recognized.

     The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. Any properties identified as "held for sale or disposition" are no longer depreciated. All the properties were held for sale in 2003, 2002, and 2001.

     (d) Cash and Equivalents
         --------------------

     Cash and equivalents includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
         -----------------------

     Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgages.

     (f) Rental Income
         -------------

     Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (g) Per Unit Data
         -------------

     Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (h) Fair Value of Financial Instruments
         -----------------------------------

     The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2003.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued



(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (i) Income Allocation and Distributable Cash Flow, Continued
         --------------------------------------------------------

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

     (j) Income Taxes
         ------------

     No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2003, net assets for financial reporting purposes were $1,154,729 more than the tax bases of the net assets.

     (k) Segment Information
         -------------------

     The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

     (l) Recent Pronouncements
         ---------------------

     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB reissued FIN No. 46R with certain modifications and clarifications. FIN No. 46R is effective on March 31, 2004 for the Partnership. The Partnership does not believe that this pronouncement will have a material impact on its financial position, cash flows, or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards
     (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this pronouncement did not have a material impact on the Partnership's financial position, cash flows, or results of operations.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(2)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (l) Recent Pronouncements, Continued
         --------------------------------

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on the Partnership's financial position, cash flows, or results or operations.

(3)  Investments in Real Estate
     --------------------------

     On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported in continuing operations or in discontinued operations. This standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121. The adoption of this standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the year ended December 31, 2002.

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

     The carrying value of the assets as of December 31, 2003, and the properties' net loss and depreciation expense not recorded for the year ended December 31, 2003 is as follows:

                                                             Depreciation
                                 Carrying value              expense not
          Property                 of assets      Net loss     recorded
          --------                 ---------      --------     --------
     Perrymont Office Building   $  1,624,333     (47,371)     122,000
     Inducon Amherst                1,880,926     (23,670)     140,000
                                    =========     =======      =======

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(4)  Mortgage Loan Payable
     ---------------------

     8.62% mortgage loan payable with total monthly payment of $15,250. The mortgage is secured by the Inducon Amherst property. The balance of the mortgage loan payable amounted to $1,703,787 and $1,736,328 at December 31, 2003 and 2002, respectively. This mortgage is scheduled to mature in 2022.

     The aggregate maturities of the mortgage for each of the five years following 2003 and thereafter, assuming principal payments are not accelerated, are as follows:

                           2004                         $       35,502
                           2005                                 38,732
                           2006                                 42,256
                           2007                                 46,101
                           2008                                 50,295
                           Thereafter                        1,490,901
                                                        --------------

                                                        $    1,703,787
                                                        ==============

(5)  Related Party Transactions
     --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                       2003      2002     2001
                                                       ----      ----     ----
     Property management fees based on a
       percentage (generally 5%) of the
       rental income                                  $ 39,261   44,556  139,211

     Reimbursement for cost of services to the
       Partnership that include investor relations,
       marketing of properties, professional fees,
       communications, supplies, accounting,
       printing, postage and other items                87,061  110,732  161,111
                                                      --------  -------  -------

                                                      $126,322  155,288  300,322
                                                      ========  =======  =======

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

(5)  Related Party Transactions, Continued
     -------------------------------------

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

(6)  Leases
     ------

     In connection with its commercial properties, the Partnership has entered into lease agreements with terms of one to five years. Minimum future rentals to be received for each of the next five years under noncancelable operating leases are as follows:


     2004                            $624,010
     2005                             420,953
     2006                             234,286
     2007                              73,626
                                     --------
     2008                                 876
                                     ========

(7)  Settlement of Lawsuit
     ---------------------

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

(7)  Settlement of Lawsuit
     ---------------------

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

                                                                                                                   Schedule III
                                                                                                                   ------------
              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                                December 31, 2003




                                         Initial Cost to                        Gross amounts at which
                                           Partnership           Cost           carried at close of period
                                       -------------------   capitalized        --------------------------
 Property                                    Buildings and  subsequent to            Buildings and              Accumulated
Description          Encumbrances      Land   improvements   acquisition     Land     improvements    Total     depreciation
-----------          ------------      ----  -------------   -----------     ----     ------------    -----     ------------
Perrymont Office
   Building
   Pittsburgh, PA     $        --     100,000    1,978,788      818,496     100,000     2,797,284    2,897,284    1,280,351

Inducon Amherst
   Amherst, NY          1,703,787     177,709           --    3,432,332     177,709     3,432,332    3,610,041    1,736,232
                      -----------     -------    ---------    ---------     -------     ---------    ---------    ---------

                      $ 1,703,787     277,709    1,978,788    4,250,828     277,709     6,229,616    6,507,325    3,016,583
                      ===========     =======    =========    =========     =======     =========    =========    =========

(RESTUBBED TABLE)

                                                          Life
                                                        on which
                                                      depreciation
                                                        in latest
                                 Date                 statement of
 Property                         of          Date     operations
Description                   construction  acquired   is computed
-----------                   ------------  --------   -----------
Perrymont Office
   Building
   Pittsburgh, PA                 8/85       8/85          -- *

Inducon Amherst
   Amherst, NY                    4/85       4/85          -- *
                                  ====       ====         ===




*In accordance with Statement of Financial Accounting Standards No. 144, no depreciation was recorded during the disposal period, January 1, 2001 through December 31, 2003.

                                                             Schedule III, Cont.
                                                             -------------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                        December 31, 2003, 2002 and 2001


(1)  Cost for Federal income tax purposes is $6,507,325.

(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 2003, 2002 and 2001 is as follows:

                                            2003          2002          2001
                                            ----          ----          ----

     Balance at beginning of year      $  6,471,750     6,340,099    12,074,257
     Additions                               35,575       131,651        95,243
     Dispositions (5)                            --            --    (5,829,401)
                                       ------------  ------------  ------------

     Balance at end of year            $  6,507,325     6,471,750     6,340,099
                                       ============  ============  ============

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2003, 2002, and 2001 is as follows:

                                            2003          2002          2001
                                            ----          ----          ----

     Balance at beginning of year      $  3,016,583     3,016,583     5,616,576
     Dispositions (5)                            --            --    (2,599,993)
                                       ------------  ------------  ------------

     Balance at end of year (4)        $  3,016,583     3,016,583     3,016,583
                                       ============  ============  ============

(4)  Balance applies entirely to buildings and improvements.

(5)  Sale of Ambassador Towers in 2001.