Form 10-Q
period 2004-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2004-05-17
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                                       Condensed Consolidated Balance Sheets
                                       -------------------------------------

                                                                                (Unaudited)
                                                                                  March 31,           December 31,
                                                                                    2004                  2003
                                                                                --------------        --------------
                    Assets
------------------------------------------------
Cost of property and equipment, all held for sale                               $   6,584,596             6,584,596
Less accumulated depreciation                                                       3,079,337             3,079,337
                                                                                --------------        --------------
                                                                                    3,505,259             3,505,259
Cash and equivalents                                                                   22,279                30,293
Escrow deposits                                                                       151,434               150,315
Other assets                                                                           69,898                65,447
                                                                                --------------        --------------
     Total assets                                                               $   3,748,870             3,751,314
                                                                                ==============        ==============

       Liabilities and Partners' Equity
------------------------------------------------
Mortgage loan payable                                                               1,695,106             1,703,787
Accounts payable and accrued expenses                                                 176,129               185,199
Accounts payable - affiliates                                                          75,204                 7,311
Other liabilities                                                                      42,339                53,972
Partners' equity                                                                    1,760,092             1,801,045
                                                                                --------------        --------------
     Total liabilities and partners' equity                                     $   3,748,870             3,751,314
                                                                                ==============        ==============

                                  Condensed Consolidated Statements of Operations
                                  -----------------------------------------------
                                                    (Unaudited)
                                                                                   Three months ended March 31,
                                                                                ------------------------------------
                                                                                    2004                  2003
                                                                                --------------        --------------
Rental income                                                                   $     149,920               156,283
Other income                                                                           49,142                44,112
                                                                                --------------        --------------
     Total income                                                                     199,062               200,395
                                                                                --------------        --------------
Property operating costs                                                              145,262               166,973
Administrative expense - affiliates                                                    28,269                39,291
Other administrative expense                                                           40,526                38,677
Interest                                                                               25,958                41,308
                                                                                --------------        --------------
     Total expenses                                                                   240,015               286,249
                                                                                --------------        --------------
     Net loss                                                                   $     (40,953)              (85,854)
                                                                                ==============        ==============
Net loss per limited partnership unit                                           $       (2.55)                (5.36)
                                                                                ==============        ==============
Weighted average limited partnership units outstanding                                 15,551                15,551
                                                                                ==============        ==============

                                  Condensed Consolidated Statements of Cash Flows
                                  -----------------------------------------------
                                                    (Unaudited)

                                                                                   Three months ended March 31,
                                                                                ------------------------------------
                                                                                    2004                  2003
                                                                                --------------        --------------
Cash provided (used) by:
Operating activities:
     Net loss                                                                   $     (40,953)              (85,854)
     Adjustments - other, principally changes
          in other assets and liabilities                                              41,620                 1,045
                                                                                --------------        --------------
Net cash provided (used) by operating activities                                          667               (84,809)
Investing activities - additions to property and equipment                                  -                (4,728)
Financing activities - principal payments on mortgage loan                             (8,681)               (8,381)
                                                                                --------------        --------------
Net decrease in cash and equivalents                                                   (8,014)              (97,918)
Cash and equivalents at beginning of period                                            30,293               143,011
                                                                                --------------        --------------
Cash and equivalents at end of period                                           $      22,279                45,093
                                                                                ==============        ==============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2003 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

At March 31, 2004, the Partnership owned and operated two commercial buildings (Perrymont and Inducon Amherst). Both of the properties are being actively marketed for sale and, therefore, are not being depreciated. Depreciation not recorded for the three months ended March 31, 2004 and 2003 was approximately $65,000. On March 23, 2004, the Partnership entered into a $2,450,000 sales agreement with an unaffiliated entity for the sale of Perrymont. This sale, if closed, will result in no gain to the Partnership.

Current Accounting Pronouncements
---------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB reissued FIN No. 46R with certain modifications and clarifications. This pronouncement became effective for the Partnership on March 31, 2004 and did not have any effect on its consolidated financial statements.

Subsequent Event - Sale of Property
-----------------------------------

On April 5, 2004, the Partnership sold one of its remaining properties, Inducon Amherst, to an unaffiliated entity for cash of $2,045,000, resulting in a net gain of approximately $25,000. After satisfaction of the $1.7 million mortgage loan on the property and payment of closing costs, the net cash proceeds available amounted to approximately $363,000 before satisfaction of any remaining obligations related to the property. The proceeds will be used to satisfy remaining net liabilities.

PART I - Item 2. Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

Liquidity and Capital Resources
-------------------------------

Effective January 1, 2001, management began formally marketing all remaining properties in the Partnership for sale. The Partnership continued to experience difficulties generating sufficient cash to cover its financial obligations. Cash decreased approximately $8,000 during the first three months of 2004. The Partnership made no distributions to limited partners in the first quarter of 2004. On April 5, 2004, the Partnership sold one of its properties (Inducon Amherst). In accordance with the settlement of the lawsuit (Part II, Item 1), it is anticipated that with the sale of the remaining property, the Partnership may be in a position to make distributions to the limited partners.

Results of Operations
---------------------

As compared to the first quarter of 2003, the Partnership's loss decreased approximately $45,000 from a loss of $86,000 in 2003 to a loss of $41,000 in 2004.

Rental income at Perrymont increased approximately $3,000 for the first quarter while rental income at Inducon Amherst decreased $9,000 as a result of increased vacancies. Other income increased approximately $5,000 due to an increase in common area maintenance fees and forfeited security deposits.

Total expenses decreased approximately $46,000. Property operations decreased approximately $20,000 due to decreases in cleaning, taxes, leasing and contracted work at Perrymont. The decrease of approximately $11,000 in administrative expense and reimbursement to affiliates was a result of a decrease in management fees and portfolio reimbursed expenses. Other administrative expense remained consistent. Interest expense decreased approximately $15,000 as a result of the scheduled amortization of the mortgage and the assumption of accrued interest on the mortgage loan of Inducon Amherst by an unaffiliated entity which purchased the property on April 5, 2004.

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

PART I - Item 4. Controls and Procedures
                 -----------------------

Disclosure Controls and Procedures: The Partnership's management, with the participation of the Partnership's Individual General Partner and Principal Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, the Partnership's Individual General Partner and Principal Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: There have been no significant changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2003.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits

            31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
            32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K

            The Partnership reported the sale of Inducon Amherst on April 5, 2004, under item 2 of Form 8-K, filed on April 16, 2004.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - III


              May 17, 2004                       /s/ Joseph M. Jayson
              ------------                       ------------------------------
                  Date                           Joseph M. Jayson,
                                                 Individual General Partner and
                                                 Principal Financial Officer