Form 10-Q
period 2004-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2004-08-16
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

                                       or

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


2350 North Forest Road, Suite 35B, Getzville, New York 14068
------------------------------------------------------------
(Address of principal executive offices)

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

                                      Statement of Net Assets in Liquidation
                                      --------------------------------------
                                          (Liquidation Basis - Unaudited)
                                                    June 30, 2004
Assets:

     Cash                                                                                             $   1,911,683

     Accounts receivable                                                                                     10,000
                                                                                                      --------------

          Total assets                                                                                    1,921,683
                                                                                                      --------------

Liabilities:

     Accounts payable and accrued expenses                                                                  477,322

     Payable to affiliates                                                                                   27,131

     Distributions payable                                                                                   86,586

     Estimated costs during the period of liquidation                                                       100,000
                                                                                                      --------------

          Total liabilities                                                                                 691,039
                                                                                                      --------------

          Net assets in liquidation                                                                   $   1,230,644
                                                                                                      ==============

                                 Statement of Changes in Net Assets in Liquidation
                                 -------------------------------------------------
                                          (Liquidation Basis - Unaudited)
                                   For the period May 21, 2004 to June 30, 2004

Partners' equity at May 21, 2004                                                                      $   1,727,195

Adjustment to Liquidation Basis - loss on settlement of lawsuit                                            (396,551)
                                                                                                      --------------

Net assets in liquidation at May 21, 2004                                                                 1,330,644

Estimated costs during the period of liquidation                                                           (100,000)
                                                                                                      --------------

Net assets in liquidation at June 30, 2004                                                            $   1,230,644
                                                                                                      ==============

                      Condensed Consolidated Balance Sheet
                      ------------------------------------

                                                                                      December 31,
                       Assets                                                             2003
------------------------------------------------------                              ----------------
Cost of property and equipment, all held for sale                                   $     6,584,596
Less accumulated depreciation                                                             3,079,337
                                                                                    ----------------
                                                                                          3,505,259
Cash and equivalents                                                                         30,293
Escrow deposits                                                                             150,315
Other assets                                                                                 65,447
                                                                                    ----------------
     Total assets                                                                   $     3,751,314
                                                                                    ================

          Liabilities and Partners' Equity
------------------------------------------------------
Mortgage loan payable                                                                     1,703,787
Accounts payable and accrued expenses                                                       185,199
Payable to affiliates                                                                         7,311
Other liabilities                                                                            53,972
Partners' equity                                                                          1,801,045
                                                                                    ----------------
     Total liabilities and partners' equity                                         $     3,751,314
                                                                                    ================

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)

                                                  Period from                        Period from
                                                    April 1,        Three months      January 1,      Six months
                                                     2004 to            ended           2004 to          ended
                                                  May 20, 2004      June 30, 2003    May 20, 2004    June 30, 2003
                                                  ------------      -------------    ------------    -------------
Rental income                                      $  27,842           138,853          177,762          295,136

Other income                                           2,066            53,639           51,208           97,751
                                                   ---------         ---------        ---------        ---------
      Total income                                    29,908           192,492          228,970          392,887
                                                   ---------         ---------        ---------        ---------

Property operating costs                             107,012           153,438          252,274          320,411
Administrative expense - affiliates                   86,597            25,247          114,866           64,538
Other administrative expense                          33,396            27,894           73,922           66,571
Interest                                                  86            41,329           26,044           82,637
                                                   ---------         ---------        ---------        ---------
      Total expenses                                 227,091           247,908          467,106          534,157
                                                   ---------         ---------        ---------        ---------


Loss before gain on sale of properties              (197,183)          (55,416)        (238,136)        (141,270)
Gain on sale of properties                           164,286                --          164,286               --
                                                   ---------         ---------        ---------        ---------
      Net loss                                     $ (32,897)          (55,416)         (73,850)        (141,270)
                                                   =========         =========        =========        =========
Net loss per limited partnership unit              $   (1.74)            (3.46)           (4.29)           (8.81)
                                                   =========         =========        =========        =========
Weighted average limited partnership units
  outstanding                                         15,551            15,551           15,551           15,551
                                                   =========         =========        =========        =========

                                    Condensed Consolidated Statements of Cash Flows
                                    -----------------------------------------------
                                                      (Unaudited)
                                                                                     Period from
                                                                                      January 1,        Six months
                                                                                        2004 to            ended
                                                                                     May 20, 2004      June 30, 2003
                                                                                    ----------------  ----------------
Cash provided by (used in):
Operating activities:
     Net loss                                                                       $       (73,850)         (141,270)
     Adjustments:
        Gain on sale of properties                                                         (164,286)               --
        Other, principally changes in other assets and liabilities                          230,065            41,830
                                                                                    ----------------  ----------------
             Net cash used in operating activities                                           (8,071)          (99,440)
                                                                                    ----------------  ----------------
Investing activities:
     Additions to property and equipment                                                         --           (27,448)
     Proceeds from sale of properties                                                     3,593,248                --
                                                                                    ----------------  ----------------
             Net cash provided by (used in) investing activities                          3,593,248           (27,448)
                                                                                    ----------------  ----------------
Financing activities - principal payments on mortgage loan                               (1,703,787)          (16,123)
                                                                                    ----------------  ----------------
Net increase (decrease) in cash and equivalents                                           1,881,390          (143,011)
Cash and equivalents at beginning of period                                                  30,293           143,011
                                                                                    ----------------  ----------------
Cash and equivalents at end of period                                               $     1,911,683                --
                                                                                    ================  ================

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2004 and 2003
                                   (Unaudited)


Liquidation of the Partnership
------------------------------

On May 20, 2004 the Partnership sold its remaining property investment, Perrymont, at which time the Partnership adopted a plan of termination and liquidation under which liabilities will be paid and net proceeds will be distributed to the Partners.

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

Basis of Presentation
---------------------

As a result of the plan termination and liquidation, the Partnership changed its basis of accounting to the liquidation basis effective May 21, 2004. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

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

Property and Equipment
----------------------

On April 5, 2004, the Partnership closed on the sale of Inducon Amherst, resulting in a gain of $19,501. On May 20, 2004, the Partnership closed on the sale of its remaining property, Perrymont, resulting in a gain of $144,785. During 2004 and 2003, the Partnership's properties were being actively marketed for sale and, therefore, were not being depreciated. Depreciation not recorded for the period from April 1, 2004 to May 20, 2004 and for the period from January 1, 2004 to May 20, 2004 was approximately $29,000 and $94,000, respectively. Depreciation not recorded in the three and six month periods ended June 30, 2003 was approximately $66,000 and $129,000, respectively. As of June 30, 2004, the Partnership does not have an interest in any property or equipment.

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Since January 1, 2001, the Partnership's remaining properties, Perrymont and Inducon Amherst, had been actively marketed for sale. On April 5, 2004, the Partnership sold Inducon Amherst to an unaffiliated entity for cash of $2,045,000. After satisfaction of the $1,700,000 mortgage loan on the property, including a prepayment penalty, and payment of closing costs, the net proceeds available amounted to approximately $425,000, before satisfaction of any remaining obligations related to the property. On May 20, 2004, the Partnership sold Perrymont to an unaffiliated entity for cash of $2,450,000, less a $600,000 credit for work that the buyer has determined is necessary on the property. The net proceeds available amounted to approximately $1,658,000, before satisfaction of any remaining obligations related to the property.

Prior to the sale of Inducon Amherst and Perrymont, the Partnership maintained a cash position adequate to fund capital improvements and scheduled debt payments.

Results of Operations
---------------------

As a result of the sale of the remaining properties, Inducon Amherst and Perrymont, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, operations for the period May 21, 2004 to June 30, 2004 are reported on the statement of changes in net assets in liquidation while the operations for the period January 1, 2004 to May 20, 2004, for the period April 1, 2004 to May 20, 2004 and for the three and six months ended June 30, 2003 are reported on the condensed consolidated statement of operations.

As discussed above, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. The only significant changes as of June 30, 2004 as compared to the same period in 2003 is the sale of the remaining properties, Inducon Amherst and Perrymont.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short-term, interest-bearing bank accounts. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (a) Exhibits

           31. Certification Pursuant to Rule 13a-14(a), as Adopted Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

           32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports on Form 8-K

           1. The Partnership reported the sale of Inducon Amherst on April 5, 2004, under item 2 of Form 8-K, filed on April 16, 2004.

           2. The Partnership reported the sale of Inducon Amherst on May 20, 2004, under item 2 of Form 8-K, filed on June 4, 2004.


                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - III


              August 16, 2004                   /s/ Joseph M. Jayson
              ---------------                   ------------------------------
                    Date                        Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer