Form 10-Q
period 2004-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2004-11-15
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

                                       or

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

(716) 636-0280
-------------------------------
(Registrant's telephone number)

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

                                      Statement of Net Assets in Liquidation
                                      --------------------------------------
                                          (Liquidation Basis - Unaudited)
                                                September 30, 2004

Assets - cash                                                                                         $   1,850,698
                                                                                                      -------------

Liabilities:

     Accounts payable and accrued expenses                                                                  450,822

     Payable to affiliates                                                                                    3,209

     Distributions payable                                                                                   86,586

     Estimated costs during the period of liquidation                                                        79,437
                                                                                                      -------------

          Total liabilities                                                                                 620,054
                                                                                                      -------------

          Net assets in liquidation                                                                   $   1,230,644
                                                                                                      =============

                                 Statement of Changes in Net Assets in Liquidation
                                 -------------------------------------------------
                                          (Liquidation Basis - Unaudited)
                                 For the period May 21, 2004 to September 30, 2004

Partners' equity at May 21, 2004                                                                      $   1,727,195

Adjustment to Liquidation Basis - loss on settlement of lawsuit                                            (396,551)
                                                                                                      -------------

Net assets in liquidation at May 21, 2004                                                                 1,330,644

Estimated costs during the period of liquidation                                                           (100,000)
                                                                                                      -------------

Net assets in liquidation at September 30, 2004                                                       $   1,230,644
                                                                                                      =============

                                        Condensed Consolidated Balance Sheet
                                        ------------------------------------

                                                                                     December 31,
                       Assets                                                            2003
------------------------------------------------------                            -----------------
Cost of property and equipment, all held for sale                                 $       6,584,596
Less accumulated depreciation                                                             3,079,337
                                                                                  -----------------
                                                                                          3,505,259
Cash and equivalents                                                                         30,293
Escrow deposits                                                                             150,315
Other assets                                                                                 65,447
                                                                                  -----------------
     Total assets                                                                 $       3,751,314
                                                                                  =================

          Liabilities and Partners' Equity
------------------------------------------------------
Mortgage loan payable                                                                     1,703,787
Accounts payable and accrued expenses                                                       185,199
Payable to affiliates                                                                         7,311
Other liabilities                                                                            53,972
Partners' equity                                                                          1,801,045
                                                                                  -----------------
     Total liabilities and partners' equity                                       $       3,751,314
                                                                                  =================


                                   Condensed Consolidated Statements of Operations
                                   -----------------------------------------------
                                                     (Unaudited)

                                                                  Period from       Three months
                                                                   January 1,          ended        Nine months ended
                                                                     2004 to        September 30,      September 30,
                                                                  May 20, 2004          2003               2003
                                                                ----------------   --------------   -----------------
Rental income                                                   $        177,762          153,170            448,306
Other income                                                              51,208           42,849            140,600
                                                                ----------------   --------------     --------------
      Total income                                                       228,970          196,019            588,906
                                                                ----------------   --------------     --------------

Property operating costs                                                 252,274          146,682            467,093
Administrative expense - affiliates                                      114,866           31,583             96,121
Other administrative expense                                              73,922           22,037             88,608
Interest                                                                  26,044           41,811            124,448
                                                                ----------------   --------------     --------------
      Total expenses                                                     467,106          242,113            776,270
                                                                ----------------   --------------     --------------

Loss before gain on sale of properties                                  (238,136)         (46,094)          (187,364)
Gain on sale of properties                                               164,286               --                 --
                                                                ----------------   --------------     --------------
      Net loss                                                  $        (73,850)         (46,094)          (187,364)
                                                                ================   ==============     ==============
Net loss per limited partnership unit                           $          (4.29)           (2.88)            (11.69)
                                                                ================   ==============     ==============
Weighted average limited partnership units
     outstanding                                                          15,551           15,551             15,551
                                                                ================   ==============     ==============

                                    Condensed Consolidated Statements of Cash Flows
                                    -----------------------------------------------
                                                      (Unaudited)
                                                                                       Period from       Nine months
                                                                                       January 1,           ended
                                                                                         2004 to         September 30,
                                                                                      May 20, 2004          2003
                                                                                    ----------------  ----------------
Cash provided by (used in):
Operating activities:
     Net loss                                                                       $        (73,850)         (187,364)
     Adjustments:
        Gain on sale of properties                                                          (164,286)               --
        Other, principally changes in other assets and liabilities                           230,065           103,969
                                                                                    ----------------  ----------------
             Net cash used in operating activities                                            (8,071)          (83,395)
                                                                                    ----------------  ----------------
Investing activities:
     Additions to property and equipment                                                          --           (35,576)
     Proceeds from sale of properties                                                      3,593,248                --
                                                                                    ----------------  ----------------
             Net cash provided by (used in) investing activities                           3,593,248           (35,576)
                                                                                    ----------------  ----------------
Financing activities - principal payments on mortgage loan                                (1,703,787)          (24,040)
                                                                                    ----------------  ----------------
Net increase (decrease) in cash and equivalents                                            1,881,390          (143,011)
Cash and equivalents at beginning of period                                                   30,293           143,011
                                                                                    ----------------  ----------------
Cash and equivalents at end of period                                               $      1,911,683                --
                                                                                    ================  ================

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)

Liquidation of the Partnership
------------------------------

On May 20, 2004, the Partnership sold its remaining property investment, Perrymont, at which time the Partnership adopted a plan of termination and liquidation under which liabilities will be paid and net proceeds will be distributed to the Partners.

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

Property and Equipment
----------------------

On April 5, 2004, the Partnership closed on the sale of Inducon Amherst, resulting in a gain of $19,501. On May 20, 2004, the Partnership closed on the sale of its remaining property, Perrymont, resulting in a gain of $144,785. During 2004 and 2003, the Partnership's properties were being actively marketed for sale and, therefore, were not being depreciated. Depreciation not recorded for the period from January 1, 2004 to May 20, 2004 was approximately $94,000. Depreciation not recorded in the three and nine month periods ended September 30, 2003 was approximately $66,000 and $195,000, respectively. As of September 30, 2004, the Partnership does not have an interest in any property or equipment.

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

Results of Operations
---------------------

As a result of the sale of the remaining properties, Inducon Amherst and Perrymont, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, operations for the period May 21, 2004 to September 30, 2004 are reported on the statement of changes in net assets in liquidation while the operations for the period January 1, 2004 to May 20, 2004 and for the three and nine months ended September 30, 2003 are reported on the condensed consolidated statement of operations.

As discussed above, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. The only significant changes as of September 30, 2004 as compared to the same period in 2003 are the sales of the remaining properties, Inducon Amherst and Perrymont.

PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership's cash equivalents are short-term, non-interest bearing bank accounts. It has not entered into any derivative contracts. Therefore, it has no market risk exposure.

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

Item 5. Other Information
        -----------------

        (a) Reports on Form 8-K.

            None.

Item 6. Exhibits
        --------

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


              November 15, 2004                   /s/ Joseph M. Jayson
              -----------------                   ------------------------------
                    Date                          Joseph M. Jayson,
                                                  Individual General Partner and
                                                  Principal Financial Officer