Form 10-K
period 2004-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2005-03-31
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004
                                             -----------------

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

2350 North Forest Road
Getzville, New York 14068
-------------------------
(Address of Principal Executive Office)

Registrant's Telephone Number: (716) 636-9090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2004, the Partnership has disposed of its last two properties. On April 5, 2004, the Partnership sold Inducon Amherst for $2,045,000 resulting in a net gain of approximately $20,000. On May 20, 2004, the partnership disposed of its last property, Perrymont, for $2,450,000, less a $600,000 credit for work which the buyer determined was necessary on the property, resulting in a gain of approximately $145,000. Accordingly, the Partnership is in the process of liquidating.

         The business of the Partnership is not seasonal. As of December 31, 2004, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2004 were employees of the Corporate General Partner or its affiliates.

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

ITEM 2: PROPERTIES
------- ----------

         As of December 31, 2004, the Partnership did not own any property investments

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

         The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. On May 20, 2004 the Partnership sold its remaining property, and in December 2004, a payment of $404,501 was made to the plaintiffs' attorneys.

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5: MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
------- -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2004, there were 1,736 record holders of units of limited partnership interest. In December 2004, the Partnership made distributions of its previously undistributed net cash from sales proceeds. These distributions were made in accordance with the settlement of the lawsuit (Item 3). A total of $1,525,136 was distributed on behalf of the limited partners. Of this amount, $404,501 was paid to legal counsel in accordance with the settlement of the lawsuit and $1,120,635 was distributed directly to record holders of units of limited partnership interest.

ITEM 6: SELECTED FINANCIAL DATA
------- -----------------------

                                                         At or for the years ended December 31,
                                  -------------------------------------------------------------------------------------
                                         2004 (1)           2003             2002            2001             2000
                                  -------------------------------------------------------------------------------------
BALANCE SHEET DATA
Net rental property                 $           -         3,505,259        3,469,684      3,338,033         6,479,500
Total assets                              192,941         3,751,314        3,891,673      4,157,186         7,706,941
Mortgage loans payable                          -         1,703,787        1,736,328      1,766,156         4,874,473
Partners' equity                                -         1,801,045        2,013,598      2,313,563         2,512,045
                                  =====================================================================================
OPERATING DATA
Rental income                             186,495           601,259          570,246      2,028,916         2,474,400
Other income                               50,990           187,936          179,631        341,396           339,438
                                  -------------------------------------------------------------------------------------
Total revenue                             237,485           789,195          749,877      2,370,312         2,813,838
                                  -------------------------------------------------------------------------------------
Property operating costs                  265,108           598,898          622,956      1,656,992         1,797,539
Depreciation                                    -                 -                -              -           465,454
Interest expense                           26,848           166,442          168,155        406,070           456,940
Administrative expenses                   267,337           236,408          258,731        528,549           515,509
                                  -------------------------------------------------------------------------------------
Total expenses                            559,293         1,001,748        1,049,842      2,591,611         3,235,442
                                  -------------------------------------------------------------------------------------
Operating loss                           (321,808)         (212,553)        (299,965)      (221,299)         (421,604)
Gain on property sales                    164,286                 -                -      5,022,817                 -
Extraordinary loss                       (404,501)                -                -              -                 -
                                  -------------------------------------------------------------------------------------
Net income (loss)                        (562,023)         (212,553)        (299,965)     4,801,518          (421,604)
                                  =====================================================================================
CASH FLOW DATA
Net cash provided (used) by:
Operating activities                     (201,677)          (29,409)          (9,619)      (224,082)           77,607
Investing activities                    3,593,248           (50,768)        (116,458)     8,031,721          (113,574)
Financing activities                   (3,228,923)          (32,541)         (29,828)    (8,108,317)         (444,413)
                                  -------------------------------------------------------------------------------------
Net increase (decrease) in
cash and equivalents              $       162,648          (112,718)        (155,905)      (300,678)         (480,380)
                                  =====================================================================================
PER LIMITED PARTNERSHIP UNIT:
Net income (loss)                 $         (9.51)           (13.26)          (18.71)        309.19            (26.30)
Distributions                     $         98.07                 -                -         321.52             23.89
                                  =====================================================================================

(1) The Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, operations for the year ended December 31, 2004 are reported on the consolidated statement of changes in net assets in liquidation for the period from May 21, 2004 to December 31, 2004, while operations from the period from January 1, 2004 to May 20, 2004 and for the years ended December 31, 2003, 2002, 2001, and 2000 are reported on the going concern basis in the consolidated statements of operations. Balance sheet data at December 31, 2004 represents the total assets and net assets in liquidation as reported in the consolidated statement of net assets in liquidation (liquidation basis) at December 31, 2004 (page F-2).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. On April 5, 2004, the Partnership sold

Inducon Amherst to an unaffiliated entity for cash of $2,045,000. After satisfaction of the $1,704,000 mortgage loan on the property and payment of closing costs, the net cash proceeds available amounted to $425,000, before satisfaction of any remaining obligations related to the property. Additionally, on May 20, 2004, the Partnership's only remaining property, Perrymont, was sold to an unaffiliated entity for cash of $2,450,000, less a $600,000 credit for work which the buyer determined was necessary on the property. After satisfaction of closing costs, the net cash proceeds available amounted to approximately $1,658,000, before satisfaction of any remaining obligations related to the property. These proceeds enabled the partnership to make a distribution in December 2004 of $1,120,635 after a payment of $404,501 to the plaintiff's counsel in accordance with the settlement of the lawsuit (Item 3). The Partnership made no distributions to limited partners in 2003 and 2002. The remaining proceeds, net of those amounts that are required to pay the estimated payables and costs of operating the partnership during liquidation, will be distributed to the limited partners.

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

Results of Operations:
----------------------

         As a result of the sale of the remaining property, Perrymont, and the establishment of a plan of liquidation, the Partnership began operating on the liquidation basis of accounting effective May 21, 2004. Therefore, operations for the period May 21, 2004 to December 31, 2004 are reported in the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2004 to May 20, 2004 and for the years ended December 31, 2003 and 2002 are reported on the going concern basis in the consolidated statements of operations.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2004 as compared to 2003
------------------------

         As discussed above, the Partnership began reporting on a liquidation basis of accounting on May 21, 2004. The decrease in most components of the consolidated statements of operations for the period January 1, 2004 to May 20, 2004 was a result of the two remaining properties, Inducon Amherst and Perrymont, being sold on April 5, 2004 and May 20, 2004, respectively, and rental operations ceasing at that time. There were no individually significant factors which caused changes in revenues and expenses as of May 20, 2004 when compared to the year ended December 31, 2003 other than the sale of Inducon Amherst and Perrymont.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

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

         None.

ITEM 9A: CONTROLS AND PROCEDURES
-------- -----------------------

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

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2004, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 66, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 42 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 42 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 23 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 64, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 33 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Bryant E. Zilke.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Bryant E. Zilke is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Zilke is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances - namely that the Partnership is small in size and there is limited personnel. Mr. Zilke is not independent as a result of being an employee of an affiliate of the Corporate General Partner.

Code of Ethics
--------------

         The Partnership has adopted a code of ethics for the partners, principal financial officer, and employees of the Corporate General Partner or its affiliates who render services on behalf of the Partnership. The Partnership will provide to any person without charge, upon request, a copy of the code of ethics which is available from:

         Realmark Property Investors Limited Partnership - III
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2004. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1111.9 units of limited partnership interest amounting to approximately 7.2% of the partnership interest at December 31, 2004. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2004, owned 25.5 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2004 and 2003. All fees incurred for the years ended December 31, 2004 and 2003 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2004 and 2003 totaled $31,500 and $28,150, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2004 and 2003 The fees for these services amounted to $4,935 and $4,104, respectively.

All Other Fees: None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2004 and 2003 were pre-approved by the Audit Committee.

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

        The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2004 and 2003, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2004.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                                      Page
         ---------------------------------                                                      ----
         Independent Auditor's Report                                                            F-1
         Consolidated Statement of Net Assets in Liquidation as of December 31, 2004             F-2
         Consolidated Statement of Changes in Net Assets in Liquidation for
           the period May 21, 2004 to December 31, 2004                                          F-3
         Consolidated Balance Sheet as of December 31, 2003                                      F-4
         Consolidated Statements of Operations for the period January 1, 2004
           to May 20, 2004 and for the years ended December 31, 2003 and 2002                    F-5
         Consolidated Statements of Partners' Equity for the period January 1, 2004
           to May 20, 2004 and for the years ended December 31, 2003 and 2002                    F-6
         Consolidated Statements of Cash Flows for the period January 1, 2004
           to May 20, 2004 and for the years ended December 31, 2003 and 2002                    F-7
         Notes to Consolidated Financial Statements                                              F-8

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)  Schedule III - Real Estate and Accumulated Depreciation                           F-15

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

         14. Code of Ethics filed December 31, 2003, is incorporated herein by reference.

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

REALMARK PROPERTY INVESTORS
LIMITED PARTNERSHIP - III


By:      /s/Joseph M. Jayson                                   March 31, 2005
         ----------------------------------------           --------------------
         JOSEPH M. JAYSON,                                         Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                  March 31, 2005
         ----------------------------------------           --------------------
         JOSEPH M. JAYSON,                                         Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                  March 31, 2005
         ----------------------------------------           --------------------
         JUDITH P. JAYSON,                                         Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
     Partnership - III:

We have audited the accompanying consolidated balance sheet of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, partners' equity, and cash flows for each of the two years in the period ended December 31, 2003, and for the period January 1, 2004 to May 20, 2004. In addition we have audited the consolidated statement of net assets in liquidation as of December 31, 2004 and the related consolidated statement of changes in net assets in liquidation for the period May 21, 2004 to December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the consolidated financial statements, on May 20, 2004 the Partnership adopted a plan of termination and liquidation. As a result, the Partnership has changed its basis of accounting from the going concern to the liquidation basis effective May 21, 2004.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, and for the period January 1, 2004 to May 20, 2004, and their net assets in liquidation as of December 31, 2004 and their related changes in net assets in liquidation for the period May 21, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ TOSKI, SCHAEFER & CO., P.C.
                                                -------------------------------
                                                TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 29, 2005

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

               Consolidated Statement of Net Assets in Liquidation
                               (Liquidation Basis)

                                December 31, 2004




Assets - cash                                                      $   192,941
                                                                   -----------


Liabilities:

     Accounts payable and accrued expenses                              62,777

     Payable to affiliated parties                                      11,777

     Estimated costs during the period of liquidation                  118,387
                                                                   -----------

                  Total liabilities                                    192,941
                                                                   -----------

                  Net assets in liquidation                        $         -
                                                                   ===========





























          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

         Consolidated Statement of Changes in Net Assets in Liquidation
                               (Liquidation Basis)

                For the period May 21, 2004 to December 31, 2004




Partners' equity at  May 21, 2004 (going concern basis)                 $     1,727,195

Adjustment to Liquidation Basis - loss on settlement of lawsuit                (404,501)
                                                                        ----------------

Net assets in liquidation at May 21, 2004                                     1,322,694

Estimated costs during the period of liquidation                               (202,059)

Distributions to limited partners                                            (1,120,635)
                                                                        ---------------

Net assets in liquidation at December 31, 2004                          $             -
                                                                        ===============

































          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                           Consolidated Balance Sheet
                                December 31, 2003



                           Assets                                       2003
                           ------                                   -----------
Property and equipment, at cost, all held for sale:
     Land                                                           $   277,709
     Buildings and improvements                                       6,229,616
     Furniture and equipment                                             77,271
                                                                    -----------

                                                                      6,584,596
     Less accumulated depreciation                                    3,079,337
                                                                    -----------

                           Net property and equipment                 3,505,259
Cash and equivalents                                                     30,293
Accounts receivable, net of allowance for doubtful accounts
     of $18,000 in 2003                                                   4,148
Escrow deposits                                                         150,315
Other assets                                                             61,299
                                                                    -----------

                           Total assets                             $ 3,751,314
                                                                    ===========

                        Liabilities and Partners' Equity
                        --------------------------------

Liabilities:
     Mortgage loan payable                                            1,703,787
     Accounts payable and accrued expenses                              172,552
     Payable to affiliated parties                                        7,311
     Accrued interest payable                                            12,647
     Security deposits and prepaid rents                                 53,972
                                                                    -----------

                           Total liabilities                          1,950,269
                                                                    -----------
Partners' equity (deficit):
     General partners                                                  (102,108)
     Limited partners                                                 1,903,153
                                                                    -----------

                           Total partners' equity                     1,801,045
                                                                    -----------

                           Total liabilities and partners' equity   $ 3,751,314
                                                                    ===========








          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
                   Period January 1, 2004 to May 20, 2004 and
                     Years ended December 31, 2003 and 2002


                                                                      2004          2003          2002
                                                                      ----          ----          ----
Income:
     Rental                                                        $  177,762       601,259       570,246
     Interest and other                                                51,208       187,936       179,631
                                                                   ----------    ----------    ----------

                           Total income                               228,970       789,195       749,877
                                                                   ----------    ----------    ----------
Expenses:
     Property operations                                              252,274       598,898       622,956
     Interest                                                          26,044       166,442       168,155
     Administrative:
         Affiliated parties                                           114,866       126,322       155,288
         Other                                                         73,922       110,086       103,443
                                                                   ----------    ----------    ----------

                           Total expenses                             467,106     1,001,748     1,049,842
                                                                   ----------    ----------    ----------

Loss before gain on sale of property                                 (238,136)     (212,553)     (299,965)

Gain on sale of properties                                            164,286            --            --
                                                                   ----------    ----------    ----------

                           Net loss                                $  (73,850)     (212,553)     (299,965)
                                                                   ==========    ==========    ==========

Net loss per limited partnership unit                              $    (4.29)       (13.26)       (18.71)
                                                                   ==========    ==========    ==========

Weighted average number of limited partnership
     units outstanding                                                 15,551        15,551        15,551
                                                                   ==========    ==========    ==========




















          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                   Consolidated Statements of Partners' Equity

                   Period January 1, 2004 to May 20, 2004 and
                     Years ended December 31, 2003 and 2002




                                                                 Limited Partners
                                                  General        ----------------
                                                  Partners      Units        Amount
                                                ----------    ----------   ----------
Balances at December 31, 2001                   $  (86,732)       15,551    2,400,295

Net loss                                            (8,999)           --     (290,966)
                                                ----------    ----------   ----------

Balances at December 31, 2002                      (95,731)       15,551    2,109,329

Net loss                                            (6,377)           --     (206,176)
                                                ----------    ----------   ----------

Balances at December 31, 2003                     (102,108)       15,551    1,903,153

Net loss                                            (7,144)           --      (66,706)
                                                ----------    ----------   ----------

Balance at May 20, 2004                         $ (109,252)       15,551    1,836,447
                                                ==========    ==========   ==========

























          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                   Period January 1, 2004 to May 20, 2004 and
                     Years ended December 31, 2003 and 2002


                                                                             2004            2003           2002
                                                                             ----            ----           ----
Cash flows from operating activities:
     Net loss                                                            $   (73,850)      (212,552)      (299,965)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Amortization                                                    25,607         24,239         22,636
              Gain on sale of properties                                    (164,286)            --             --
              Changes in:
                  Accounts receivable                                         (5,852)          (210)        33,494
                  Receivables from affiliated parties                             --          1,020         57,285
                  Escrow deposits                                            150,315         19,577        150,327
                  Other assets                                                35,692         18,590        (22,483)
                  Accounts payable and accrued expenses                       71,102        118,861         11,878
                  Payable to affiliated parties                               19,820          7,311             --
                  Accrued interest payable                                   (12,647)          (241)          (222)
                  Security deposits and prepaid rents                        (53,972)        (6,003)        37,431
                                                                         -----------    -----------    -----------

                      Net cash used in operating activities                   (8,071)       (29,409)        (9,619)
                                                                         -----------    -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of property                                        3,593,248             --             --
     Additions to property and equipment                                          --        (50,768)      (116,458)
                                                                         -----------    -----------    -----------

                      Net cash provided by (used in)
                          investing activities                             3,593,248        (50,768)      (116,458)
                                                                         -----------    -----------    -----------

Cash flows from financing activities -
     principal payments on mortgage loans                                 (1,703,787)       (32,541)       (29,828)
                                                                         -----------    -----------    -----------

Net increase (decrease) in cash and equivalents                            1,881,390       (112,718)      (155,905)

Cash and equivalents at beginning of period                                   30,293        143,011        298,916
                                                                         -----------    -----------    -----------

Cash and equivalents at end of period                                    $ 1,911,683         30,293        143,011
                                                                         ===========    ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                              $    24,454        150,458        153,172
                                                                         ===========    ===========    ===========

     Property and equipment financed by
         accounts payable                                                $        --             --         15,193
                                                                         ===========    ===========    ===========







          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002

(1) Liquidation of the Partnership
----------------------------------

     On May 20, 2004, the Partnership sold its remaining property investment, Perrymont, and adopted a plan of termination and liquidation under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.

(2) Formation and Operation of Partnership
------------------------------------------

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

(3) Summary of Significant Accounting Policies
----------------------------------------------

    (a) Basis of Accounting and Consolidation
        -------------------------------------

        As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective May 21, 2004. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

        In estimating liquidation values, fees paid to the plaintiffs' legal counsel, amounting to $404,501 were recorded as a loss on settlement of the lawsuit

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Partnership and its wholly-owned subsidiary, Realmark - Inducon Amherst, LLC which owns Inducon Amherst, an office building located in Amherst, New York, acquired in 1985.

        In consolidation, all intercompany accounts and transactions have been eliminated.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(3) Summary of Significant Accounting Policies, Continued
---------------------------------------------------------

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(3) Summary of Significant Accounting Policies, Continued
---------------------------------------------------------

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

    (h) Fair Value of Financial Instruments
        -----------------------------------

        The fair value of the Partnership's financial instruments approximated their carrying values at December 31, 2004.

    (i) Income Allocation and Distributable Cash Flow
        ---------------------------------------------

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

        The partnership agreement also provides for the distribution to the partners of net cash flow from operations. As a result of the sale of the Partnership's last property, there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. It is anticipated that there will not be sufficient cash flow from the sale of the Partnership's remaining properties to provide this return to the limited partners.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(3) Summary of Significant Accounting Policies, Continued
---------------------------------------------------------

    (j) Income Taxes
        ------------

        No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2004, net assets for financial reporting purposes were equal to the tax bases of the net assets.

    (k) Segment Information
        -------------------

        The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

(4) Investments in Real Estate
------------------------------

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

     On May 20, 2004, the Partnership sold Perrymont to an unaffiliated entity for cash of $2,450,000, less a $600,000 credit for work which the buyer determined was necessary on the property, and recognized a related gain on the sale amounting to $144,785.

     On April 5, 2004, the Partnership sold Inducon Amherst to an unaffiliated entity for cash of $2,045,000 and recognized a related gain on the sale amounting to $19,501.

(5)  Mortgage Loan Payable
--------------------------

     8.62% mortgage loan payable with total monthly payment of $15,250. The mortgage was secured by the Inducon Amherst property. The balance of the mortgage loan payable amounted to $1,703,787 at December 31, 2003. This mortgage was repaid in 2004 in connection with the sale of Inducon Amherst.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(6) Estimated Costs During the Period of Liquidation
----------------------------------------------------

     Under the liquidation basis of accounting, the Partnership is required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, among other things, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Partnership's operations. These costs are estimates and are expected to be paid out over the liquidation period. The Partnership's estimated costs during the period of liquidation as of December 31, 2004 are as follows:

                           Professional fees                        $  70,000
                           Office and administrative expense           48,387
                                                                    ---------

                                     Total                          $ 118,387
                                                                    =========

(7)  Related Party Transactions
-------------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                       Liquidation
                                                         period
                                                        May 21 to         January 1
                                                        December          to May 20,
                                                        31, 2004            2004             2003              2002
                                                        --------            ----             ----              ----
          Property management fees
              based on a percentage
              (generally 5%) of the
              rental income                            $       -            17,556           39,261            44,556

          Reimbursement for cost of
              services to the Partnership
              that include investor relations,
              marketing of properties, professional
              fees, communications, supplies,
              accounting, printing, postage and
              other items                                 40,515            97,310           87,061           110,732
                                                       ---------         ---------         --------           -------

                                                       $  40,515           114,866          126,322           155,288
                                                       =========         =========         ========           =======

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Payable to affiliated parties bears interest at 11%, are payable on demand and amounted to $11,777 at December 31, 2004.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(7) Related Party Transactions, Continued
-----------------------------------------

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

(8) Settlement of Lawsuit
-------------------------

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(8)  Settlement of Lawsuit, Continued
-------------------------------------

     The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments, which are not calculable at this time but may be significant, are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. On May 20, 2004, the Partnership sold its remaining property, and in December 2004, a payment of $404,501 was made to the plantiffs' attorneys.

                                                                                                       Schedule III
                                                                                                       ------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation

                        December 31, 2004, 2003 and 2002


(1)  Cost for Federal income tax purposes is none.

(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 2004, 2003 and 2002 is as follows:

                                                                         2004             2003              2002
                                                                    ------------       ----------       -----------
     Balance at beginning of year                                   $  6,507,325        6,471,750         6,340,099
     Additions                                                                 -           35,575           131,651
     Dispositions (5)                                                 (6,507,325)               -                 -
                                                                    ------------       ----------       -----------

     Balance at end of year                                         $          -        6,507,325         6,471,750
                                                                    ============       ==========       ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2004, 2003, and 2002 is as follows:

                                                                         2004             2003              2002
                                                                    ------------        ---------         ---------
     Balance at beginning of year                                   $  3,016,583        3,016,583         3,016,583
     Dispositions (5)                                                 (3,016,583)               -                 -
                                                                    ------------        ---------         ---------

     Balance at end of year (4)                                     $          -        3,016,583         3,016,583
                                                                    ============        =========         =========

(4)  Balance applies entirely to buildings and improvements.

(5)  Sale of Perrymont Office Building and Inducon Amherst in 2004.