Form 10-Q
period 2005-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2005-05-16
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2005

                                       or

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


2350 North Forest Road, Getzville, New York 14068
-------------------------------------------------
(Address of principal executive offices)

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                                      Statements of Net Assets in Liquidation
                                      ---------------------------------------
                                                (Liquidation Basis)

                                                                              (Unaudited)
                                                                                March 31,                December 31,
                                                                                  2005                      2004
                                                                              -------------              ------------
Assets:
     Cash                                                                     $      98,827                   192,941
     Receivable from affiliates                                                      40,098                         -
                                                                              -------------              ------------
           Total assets                                                             138,925                   192,941
                                                                              -------------              ------------

Liabilities:
     Accounts payable and accrued expenses                                           51,319                    62,777
     Payable to affiliates                                                                -                    11,777
     Estimated costs during the period of liquidation                                87,606                   118,387
                                                                              -------------              ------------
         Total liabilities                                                          138,925                   192,941
                                                                              -------------              ------------
         Net assets in liquidation                                            $           -              $          -
                                                                              =============              ============

                 Condensed Consolidated Statement of Operations
                 ----------------------------------------------
                                   (Unaudited)

                                                                                                     Three months ended
                                                                                                          March 31,
                                                                                                             2004
                                                                                                     ------------------
Rental income                                                                                         $        149,920
Other income                                                                                                    49,142
                                                                                                      ----------------
      Total income                                                                                             199,062
                                                                                                      ----------------

Property operating costs                                                                                       145,262
Administrative expense - affiliates                                                                             28,269
Other administrative expense                                                                                    40,526
Interest                                                                                                        25,958
                                                                                                      ----------------
      Total expenses                                                                                           240,015
                                                                                                      ----------------

Net loss                                                                                              $        (40,953)
                                                                                                      ----------------
Net loss per limited partnership unit                                                                 $          (2.55)
                                                                                                      ================

Weighted average limited partnership units outstanding                                                          15,551
                                                                                                      ================





                                    Condensed Consolidated Statement of Cash Flows
                                    ----------------------------------------------
                                                      (Unaudited)
                                                                                                       Three months
                                                                                                           ended
                                                                                                         March 31,
                                                                                                            2004
                                                                                                    ------------------
Cash provided by (used in):
Operating activities:
     Net loss                                                                                        $         (40,953)
     Adjustments - other, principally changes in other assets and liabilities                                   41,620
                                                                                                     -----------------
Net cash provided by operating activities                                                                          667
Financing activities - principal payments on mortgage loan                                                      (8,681)
                                                                                                     -----------------
Net decrease in cash and equivalents                                                                            (8,014)
Cash and equivalents at beginning of period                                                                     30,293
                                                                                                     -----------------
Cash and equivalents at end of period                                                                $          22,279
                                                                                                     =================

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)


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

Basis of Presentation
---------------------

As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting to the liquidation basis effective May 21, 2004. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The statement of net assets in liquidation at December 31, 2004 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2004 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

On April 5, 2004, the Partnership closed on the sale of Inducon Amherst, resulting in a gain of $19,501. On May 20, 2004, the Partnership closed on the sale of its remaining property, Perrymont, resulting in a gain of $144,785. During 2004, the Partnership's properties were being actively marketed for sale and, therefore, were not being depreciated. Depreciation not recorded for three months ended March 31, 2004 was approximately $65,000. The Partnership does not have an interest in any property or equipment.

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

Results of Operations
---------------------

As a result of the sale of the remaining properties, Inducon Amherst and Perrymont, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, there were no operations for the period January 1, 2005 to March 31, 2005. The operations for the three month period January 1, 2004 to March 31, 2004 are reported on the condensed consolidated statement of operations.

As discussed above, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. The only significant changes as of March 31, 2005 as compared to the same period in 2004 are the sales of the remaining properties, Inducon Amherst and Perrymont.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2004.

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


              May 16, 2005                      /s/ Joseph M. Jayson
              ------------                      ------------------------------
                  Date                          Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer