Form 10-Q
period 2005-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2005-08-15
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2005

                                       or

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
------- --------------------

                          Statements of Net Assets in Liquidation
                          ---------------------------------------
                                    (Liquidation Basis)

                                                                               (Unaudited)
                                                                                 June 30,                  December 31,
                                                                                   2005                        2004
                                                                              --------------             ----------------

Assets:
       Cash                                                                   $           -                      192,941
       Receivable from affiliates                                                   138,005                            -
                                                                              --------------             ----------------
                                   Total assets                                     138,005                      192,941
                                                                              --------------             ----------------



Liabilities:
     Accounts payable and accrued expenses                                           60,382                       62,777
     Payable to affiliates                                                                -                       11,777
     Estimated costs during the period of liquidation                                77,623                      118,387
                                                                              --------------             ----------------
                            Total liabilities                                       138,005                      192,941
                                                                              --------------             ----------------
Net assets in liquidation                                                     $           -                            -
                                                                              ==============             ================

                                         Condensed Consolidated Statements of Operations
                                         -----------------------------------------------
                                                           (Unaudited)


                                                                              Period from                  Period from
                                                                               April 1,                    January 1,
                                                                                2004 to                      2004 to
                                                                             May 20, 2004                 May 20, 2004
                                                                            ----------------             ----------------
Rental income                                                               $        27,842                      177,762
Other income                                                                          2,066                       51,208
                                                                           -----------------           ------------------
      Total income                                                                   29,908                      228,970
                                                                           -----------------           ------------------

Property operating costs                                                            107,012                      252,274
Administrative expense - affiliates                                                  86,597                      114,866
Other administrative expense                                                         33,396                       73,922
Interest                                                                                 86                       26,044
                                                                           -----------------           ------------------
      Total expenses                                                                227,091                      467,106
                                                                           -----------------           ------------------
Loss before gain on sale of properties                                             (197,183)                    (238,136)
Gain on sale of properties                                                          164,286                      164,286
                                                                           -----------------           ------------------
      Net loss                                                             $        (32,897)                     (73,850)
                                                                           =================           ==================
Net loss per limited partnership unit                                      $          (1.74)                       (4.29)
                                                                           =================           ==================
Weighted average limited partnership units
     Outstanding                                                                     15,551                       15,551
                                                                           =================           ==================

                      Condensed Consolidated Statement of Cash Flows
                      ----------------------------------------------
                                   (Unaudited)
                                                                                           Period from
                                                                                            January 1,
                                                                                              2004 to
                                                                                           May 20, 2004
                                                                                         -----------------
Cash provided by (used in):
Operating activities:
     Net loss                                                                            $         (73,850)
     Adjustments:
        Gain on sale of properties                                                                (164,286)
        Other, principally changes in other assets and liabilities                                 230,065
                                                                                         -----------------
             Net cash used in operating activities                                                  (8,071)
Investing activities - proceeds from sale of properties                                          3,593,248
Financing activities - principal payments on mortgage loan                                      (1,703,787)
                                                                                         -----------------
Net increase in cash and equivalents                                                             1,881,390
Cash and equivalents at beginning of period                                                         30,293
                                                                                         -----------------
Cash and equivalents at end of period                                                    $       1,911,683
                                                                                         =================

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2005 and 2004
                                   (Unaudited)

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


PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

Since January 1, 2001, the Partnership's remaining properties, Perrymont and Inducon Amherst, had been actively marketed for sale. On April 5, 2004, the Partnership sold Inducon Amherst to an unaffiliated entity for cash of $2,045,000. After satisfaction of the $1,700,000 mortgage loan on the property, including a prepayment penalty, and payment of closing costs, the net proceeds available amounted to approximately $425,000, before satisfaction of any remaining obligations related to the property. On May 20, 2004, the Partnership sold Perrymont to an unaffiliated entity for cash of $2,450,000, less a $600,000 credit for work that the buyer had determined was necessary on the property. The net proceeds available amounted to approximately $1,658,000, before satisfaction of any remaining obligations related to the property.

Prior to the sale of Inducon Amherst and Perrymont, the Partnership maintained a cash position adequate to fund capital improvements and scheduled debt payments.

Results of Operations
---------------------

As a result of the sale of the remaining properties, Inducon Amherst and Perrymont, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, there were no operations for the period January 1, 2005 to June 30, 2005. The operations for the periods January 1, 2004 to May 20, 2004 and April 1, 2004 to May 20, 2004 are reported on the condensed consolidated statements of operations.

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


              August 15, 2005                   /s/ Joseph M. Jayson
              ---------------                   ------------------------------
                    Date                        Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer