Form 10-Q
period 2005-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2005-11-14
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-13331
                        -------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Delaware                                         16-1234990
-----------------------                      --------------------------------
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

                                           Statements of Net Assets in Liquidation
                                           ---------------------------------------
                                                     (Liquidation Basis)

                                                                                (Unaudited)
                                                                               September 30,      December 31,
                                                                                     2005            2004
                                                                               --------------     ------------

Assets:
     Cash                                                                          $  5,289          192,941
     Receivable from affiliates                                                     102,005               --
                                                                                   --------         --------
                                      Total assets                                  107,294          192,941
                                                                                   --------         --------

Liabilities:
     Accounts payable and accrued expenses                                           43,266           62,777
     Payable to affiliates                                                               --           11,777
     Estimated costs during the period of liquidation                                64,028          118,387
                                                                                   --------         --------
                            Total liabilities                                       107,294          192,941
                                                                                   --------         --------

Net assets in liquidation                                                          $     --               --
                                                                                   ========         ========

                 Condensed Consolidated Statements of Operations
                 -----------------------------------------------
                                   (Unaudited)


                                                                              Period from
                                                                               January 1,
                                                                                2004 to
                                                                              May 20, 2004
                                                                              ------------
Rental income                                                                   $ 177,762
Other income                                                                       51,208
                                                                                ---------
      Total income                                                                228,970
                                                                                ---------

Property operating costs                                                          252,274
Administrative expense - affiliates                                               114,866
Other administrative expense                                                       73,922
Interest                                                                           26,044
                                                                                ---------
      Total expenses                                                              467,106
                                                                                ---------

Loss before gain on sale of properties                                           (238,136)
Gain on sale of properties                                                        164,286
                                                                                ---------
      Net loss                                                                  $ (73,850)
                                                                                =========
Net loss per limited partnership unit                                           $   (4.29)
                                                                                =========
Weighted average limited partnership units
     outstanding                                                                   15,551
                                                                                =========

                                       Condensed Consolidated Statements of Cash Flows
                                       -----------------------------------------------
                                                         (Unaudited)
                                                                                    Period from
                                                                                    January 1,
                                                                                      2004 to
                                                                                   May 20, 2004
                                                                                  --------------
Cash provided by (used in):
Operating activities:
     Net loss                                                                      $   (73,850)
     Adjustments:
        Gain on sale of properties                                                    (164,286)
        Other, principally changes in other assets and liabilities                     230,065
                                                                                   -----------
             Net cash used in operating activities                                      (8,071)
Investing activities - proceeds from sale of properties                              3,593,248
Financing activities - principal payments on mortgage loan                          (1,703,787)
                                                                                   -----------
Net increase in cash and equivalents                                                 1,881,390
Cash and equivalents at beginning of period                                             30,293
                                                                                   -----------
Cash and equivalents at end of period                                              $ 1,911,683
                                                                                   ===========

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2005 and 2004
                                   (Unaudited)


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

Results of Operations
---------------------

As a result of the sale of the remaining properties, Inducon Amherst and Perrymont, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, there were no operations for the period January 1, 2005 to September 30, 2005. The operations for the period January 1, 2004 to May 20, 2004 are reported on the condensed consolidated statements of operations.

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


              November 14, 2005                /s/ Joseph M. Jayson
              -----------------                ------------------------------
                    Date                       Joseph M. Jayson,
                                               Individual General Partner and
                                               Principal Financial Officer