Form 10-K
period 2005-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2006-04-03
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005
                                             -----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission File Number 0-13331

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
              -----------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

         Delaware                                    16-1234990
------------------------                  -------------------------------
  (State of Formation)                    (IRS Employer Identification No.)

                2350 North Forest Road Getzville, New York 14068
                ------------------------------------------------
                   (Address of Principal Executive Office)

                 Registrant's Telephone Number: (716) 636-9090
                                                --------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
         [ ] Yes                  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
         [ ] Yes                  [X] No

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         [X] Yes                  [ ] No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.
         [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
[ ] Large accelerated filer    [ ] Accelerated filer   [X] Non-accelerated filer

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
         [ ] Yes                  [X] No


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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2005, the Partnership had disposed of all its properties. On April 5, 2004, the Partnership sold Inducon Amherst for $2,045,000 resulting in a net gain of approximately $20,000. On May 20, 2004, the partnership disposed of its last property, Perrymont, for $2,450,000, less a $600,000 credit for work which the buyer determined was necessary on the property, resulting in a gain of approximately $145,000. Accordingly, the Partnership is in the process of liquidating.

         The business of the Partnership is not seasonal. As of December 31, 2005, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2005 were employees of the Corporate General Partner or its affiliates.

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

ITEM 1A:  RISK FACTORS
--------  ------------

         Investors or potential investors in Realmark Property Investors Limited Partnership - III should carefully consider the risks described below. These risks are not the only ones we face. Additional risks of which we are presently unaware or that we currently consider immaterial may also impair our business operations and hinder our financial performance, including our ability to make distributions to our investors. We have organized our summary of these risks into three subsections:

         o  tax risks;
         o  environmental and other legal risks; and
         o  risks for investors.

         This section includes forward-looking statements.

                                    Tax Risks

Our operating partnership may fail to be treated as a partnership for federal income tax purposes

         Management believes that our operating partnership qualifies, and has qualified since its formation as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. We can provide no assurance, however, that the IRS will not challenge the treatment of the operating partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership as a corporation for federal income tax purposes, then the taxable income of the operating partnership would be taxable at regular corporate income tax rates.

                       Environmental and Other Legal Risks

We may have liability under environmental laws

         Under federal, state and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous or toxic substances or petroleum products at our former properties, regardless of our knowledge or responsibility, simply because of our past ownership or operation of the real estate. Therefore, we may have liability with respect to properties we have already sold. If environmental problems arise, we may have to take extensive measures to remedy the problems, which could adversely affect our remaining cash position because:

         o  we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;
         o  the law typically imposes clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;
         o even if more than one person may be responsible for the contamination, each person who shares legal liability under the environmental laws may be held responsible for all of the clean-up costs; and
         o governmental entities or other third parties may sue the owner, former owner or operator of a contaminated site for damages and costs.

         These costs could be substantial and in extreme cases could exceed the value of the contaminated property. In addition, applicable environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

We may face risks related to mold and asbestos

         Recently, there has been an increasing number of lawsuits against owners and managers of properties alleging personal injury and property damage caused by the presence of mold in real estate.

         Some of these lawsuits have resulted in substantial monetary judgments or settlements. The presence of significant mold could expose us to liability to tenants and others if allegations regarding property damage, health concerns or similar claims arise.

         Environmental laws also govern the presence, maintenance and removal of asbestos. Those laws require that owners or operators of buildings containing asbestos:

         o  properly manage and maintain the asbestos;
         o  notify and train those who may come into contact with asbestos; and
         o undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

         Those laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow others to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

                               Risks for Investors

We do not pay regular distributions, and we do not anticipate making any future distributions to investors

         Unlike other Partnerships that pay regular distributions, we have not paid regular distributions, and we presently have no plans to pay regular distributions. Since 2001, we have paid distributions only out of the proceeds of property sales as a result of the winding down of the Partnership.

ITEM 1B: UNRESOLVED STAFF COMMENTS.
-------- --------------------------

         None.

ITEM 2:  PROPERTIES
-------  ----------

         As of December 31, 2005, the Partnership did not own any property investments.

ITEM 3:  LEGAL PROCEEDINGS
-------  -----------------

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

         The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. On May 20, 2004 the Partnership sold its remaining property, and in December 2004, a payment of $404,501 was made to the plaintiffs' attorneys.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2005, there were 1,736 record holders of units of limited partnership interest. In December 2004, the Partnership made distributions of its previously undistributed net cash from sales proceeds. These distributions were made in accordance with the settlement of the lawsuit (Item 3). A total of $1,525,136 was distributed on behalf of the limited partners. Of this amount, $404,501 was paid to legal counsel in accordance with the settlement of the lawsuit and $1,120,635 was distributed directly to record holders of units of limited partnership interest. There were no distributions to partners made in 2005 or 2003.

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                         At or for the years ended December 31,
                                  -------------------------------------------------------------------------------------
                                        2005 (1)          2004 (1)          2003             2002             2001
                                  -------------------------------------------------------------------------------------
BALANCE SHEET DATA
Net rental property               $             -                -        3,505,259        3,469,684        3,338,033
Total assets                              114,266          192,941        3,751,314        3,891,673        4,157,186
Mortgage loans payable                          -                -        1,703,787        1,736,328        1,766,156
Partners' equity                                -                -        1,801,045        2,013,598        2,313,563
                                  =====================================================================================
OPERATING DATA
Rental income                                   -          186,495          601,259          570,246        2,028,916
Other income                                    -           50,990          187,936          179,631          341,396
                                  -------------------------------------------------------------------------------------
Total revenue                                   -          237,485          789,195          749,877        2,370,312
                                  -------------------------------------------------------------------------------------
Property operating costs                        -          265,108          598,898          622,956        1,656,992
Interest expense                                -           26,848          166,442          168,155          406,070
Administrative expenses                         -          267,337          236,408          258,731          528,549
                                  -------------------------------------------------------------------------------------
Total expenses                                  -          559,293        1,001,748        1,049,842        2,591,611
                                  -------------------------------------------------------------------------------------
Operating loss                                  -         (321,808)        (212,553)        (299,965)        (221,299)
Gain on property sales                          -          164,286                -                         5,022,817
Extraordinary loss                              -         (404,501)               -                -                -
                                  -------------------------------------------------------------------------------------
Net income (loss)                               -         (562,023)        (212,553)        (299,965)       4,801,518
                                  =====================================================================================
CASH FLOW DATA
Net cash provided (used) by:
Operating activities                            -         (201,677)         (29,409)          (9,619)        (224,082)
Investing activities                            -        3,593,248          (50,768)        (116,458)       8,031,721
Financing activities                            -       (3,228,923)         (32,541)         (29,828)      (8,108,317)
                                  -------------------------------------------------------------------------------------
Net increase (decrease) in
  cash and equivalents            $             -          162,648         (112,718)        (155,905)        (300,678)
                                  =====================================================================================
PER LIMITED PARTNERSHIP UNIT:
Net income (loss)                 $             -            (9.51)          (13.26)          (18.71)          309.19
Distributions                     $             -            98.07                -                -           321.52
                                  =====================================================================================

(1) The Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, operations for the years ended December 31, 2005 and 2004 are reported on the consolidated statement of changes in net assets in liquidation for the year ended December 31, 2005 and for the period from May 21, 2004 to December 31, 2004, while operations from the period from January 1, 2004 to May 20, 2004 and for the years ended December 31, 2003, 2002, and 2001 are reported on the going concern basis in the consolidated statements of operations. Balance sheet data at December 31, 2005 and 2004 represents the total assets and net assets in liquidation as reported in the consolidated statement of net assets in liquidation (liquidation basis) at December 31, 2005 and 2004 (page F-3).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. On April 5, 2004, the Partnership sold Inducon Amherst to an unaffiliated entity for cash of $2,045,000. After satisfaction of the $1,704,000 mortgage loan on the property and payment of closing costs, the net cash proceeds available amounted to $425,000, before satisfaction of any remaining obligations related to the property. Additionally, on May 20, 2004, the Partnership's only remaining property, Perrymont, was sold to an unaffiliated entity for cash of $2,450,000, less a $600,000 credit for work which the buyer determined was necessary on the property. After satisfaction of closing costs, the net cash proceeds available amounted to approximately $1,658,000, before satisfaction of any remaining obligations related to the property. These proceeds enabled the partnership to make a distribution in December 2004 of $1,120,635 after a payment of $404,501 to the plaintiff's counsel in accordance with the settlement of the lawsuit (Item 3). The Partnership made no distributions to limited partners in 2005 and 2003. The Partnership does not anticipate any remaining proceeds, net of those amounts that are required to pay the estimated payables and costs of operating the partnership during liquidation, will be available for distribution to the limited partners.

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

Results of Operations:
----------------------

         As a result of the sale of the remaining property, Perrymont, and the establishment of a plan of liquidation, the Partnership began operating on the liquidation basis of accounting effective May 21, 2004. Therefore, operations for the year ended December 31, 2005 and for the period May 21, 2004 to December 31, 2004 are reported in the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2004 to May 20, 2004 and for the year ended December 31, 2003 are reported on the going concern basis in the consolidated statements of operations.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2005 as compared to 2004
------------------------

         As discussed above, the Partnership began reporting on a liquidation basis of accounting on May 20, 2004. Operating activity for 2005 consisted of the payment of liabilities recorded at December 31, 2004.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         Listed under Item 15 of this report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
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

ITEM 9B: OTHER INFORMATION
-------- -----------------

         None.

                                    PART III
                                    --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2005, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 67, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 43 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 43 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 24 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 65, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 34 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

Audit Committee
---------------

         The Partnership has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Joseph M. Jayson and Duane Neyman, CPA.

Audit Committee Financial Expert
--------------------------------

         The Directors and Executive Officers of the Corporate General Partner have determined that Duane Neyman, CPA is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Neyman is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act due to limited circumstances - namely that the Partnership is small in size and there is limited personnel. Mr. Neyman is not independent as a result of being an employee of an affiliate of the Corporate General Partner.

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

         Realmark Property Investors Limited Partnership - III
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2005. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1111.9 units of limited partnership interest amounting to approximately 7.2% of the partnership interest at December 31, 2005. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2005, owned 25.5 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Toski, Schaefer & Co., P.C. was engaged as the Partnership's independent auditor for years 2005 and 2004. All fees incurred for the years ended December 31, 2005 and 2004 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the years ended December 31, 2005 and 2004 totaled $32,000 and $31,500, respectively.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended December 31, 2005 and 2004 The fees for these services amounted to $4,535 and $4,935, respectively.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2005 and 2004 were pre-approved by the Audit Committee.

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

        The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2005 and 2004, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2005.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
-------- ----------------------------------------

(a)      Consolidated Financial Statements                                                  Page
         ---------------------------------                                                  ----
         Independent Auditor's Report                                                        F-1
         Consolidated Statement of Net Assets in Liquidation as of
           December 31, 2005 and 2004                                                        F-2
         Consolidated Statement of Changes in Net Assets in Liquidation for
           the year ended Decmber 31, 2005 and for the period May 21, 2004
           to December 31, 2004                                                              F-3
         Consolidated Statements of Operations for the period January 1, 2004
           to May 20, 2004 and for the year ended December 31, 2003                          F-4
         Consolidated Statements of Partners' Equity for the period January 1,
           2004 to May 20, 2004 and for the year ended December 31, 2003                     F-5
         Consolidated Statements of Cash Flows for the period January 1, 2004
           to May 20, 2004 and for the year ended December 31, 2003                          F-6
         Notes to Consolidated Financial Statements                                          F-7

         FINANCIAL STATEMENT SCHEDULE
         ----------------------------

         (i)  Schedule III - Real Estate and Accumulated Depreciation                        F-14

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b)      Exhibits
         --------

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


By:      /s/ Joseph M. Jayson                                March 31, 2006
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

         /s/ Joseph M. Jayson                                March 31, 2006
         --------------------                                --------------
         JOSEPH M. JAYSON,                                        Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                March 31, 2006
         --------------------                                --------------
         JUDITH P. JAYSON,                                        Date
         Vice President and Director

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
     Partnership - III:

We have audited the accompanying consolidated statements of net assets in liquidation of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2005 and for the period May 21, 2004 to December 31, 2004. In addition we have audited the consolidated statements of operations, partners' equity, and cash flows for the period January 1, 2004 to May 20, 2004 and for the year ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2005 and 2004, and the related changes in net assets in liquidation for the year ended December 31, 2005 and for the period May 21, 2004 to December 31, 2004, and the results of their operations and their cash flows for the period January 1, 2004 to May 20, 2004 and for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ TOSKI, SCHAEFER & CO., P.C.
                                                -------------------------------
                                                TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 31, 2006

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

               Consolidated Statement of Net Assets in Liquidation
                               (Liquidation Basis)
                           December 31, 2005 and 2004


                                                                             2005       2004
                                                                             ----       ----
Assets:
     Cash                                                                   $     --    192,941

     Receivable from affiliated parties                                      114,266         --
                                                                            --------   --------
                  Total assets                                               114,266    192,941
                                                                            --------   --------

Liabilities:
     Accounts payable and accrued expenses                                    57,187     62,777

     Payable to affiliated parties                                                --     11,777

     Estimated costs during the period of liquidation                         57,079    118,387
                                                                            --------   --------
                  Total liabilities                                          114,266    192,941
                                                                            --------   --------
                  Net assets in liquidation                                 $     --         --
                                                                            ========   ========


























          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

         Consolidated Statement of Changes in Net Assets in Liquidation
                               (Liquidation Basis)
                  For the year ended December 31, 2005 and for
                  the period May 21, 2004 to December 31, 2004




Partners' equity at  May 21, 2004 (going concern basis)                                $ 1,727,195

Adjustment to Liquidation Basis - loss on settlement of lawsuit                           (404,501)
                                                                                       -----------

Net assets in liquidation at May 21, 2004                                                1,322,694

Estimated costs during the period of liquidation                                          (202,059)

Distributions to limited partners                                                       (1,120,635)
                                                                                       -----------

Net assets in liquidation at December 31, 2004                                                  --

Change in net assets                                                                            --
                                                                                       -----------

Net assets in liquidation at December 31, 2005                                         $        --
                                                                                       ===========



























          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations
               For the period January 1, 2004 to May 20, 2004 and
                          Year ended December 31, 2003


                                                                                2004          2003
                                                                                ----          ----
Income:
     Rental                                                                  $  177,762       601,259
     Interest and other                                                          51,208       187,936
                                                                             ----------    ----------

                           Total income                                         228,970       789,195
                                                                             ----------    ----------
Expenses:
     Property operations                                                        252,274       598,898
     Interest                                                                    26,044       166,442
     Administrative:
         Affiliated parties                                                     114,866       126,322
         Other                                                                   73,922       110,086
                                                                             ----------    ----------

                           Total expenses                                       467,106     1,001,748
                                                                             ----------    ----------

Loss before gain on sale of property                                           (238,136)     (212,553)

Gain on sale of properties                                                      164,286            --
                                                                             ----------    ----------

                           Net loss                                          $  (73,850)     (212,553)
                                                                             ==========    ==========

Net loss per limited partnership unit                                        $    (4.29)       (13.26)
                                                                             ==========    ==========

Weighted average number of limited partnership
     units outstanding                                                           15,551        15,551
                                                                             ==========    ==========













          See accompanying notes to consolidated financial statements.


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                   Consolidated Statements of Partners' Equity
               For the period January 1, 2004 to May 20, 2004 and
                          Year ended December 31, 2003





                                                       General         Limited Partners
                                                       Partners       Units        Amount
                                                       --------       -----        ------
Balances at December 31, 2002                         $  (95,731)       15,551    2,109,329

Net loss                                                  (6,377)           --     (206,176)
                                                      ----------    ----------   ----------

Balances at December 31, 2003                           (102,108)       15,551    1,903,153

Net loss                                                  (7,144)           --      (66,706)
                                                      ----------    ----------   ----------

Balances at May 20, 2004                              $ (109,252)       15,551    1,836,447
                                                      ==========    ==========   ==========




























          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
               For the period January 1, 2004 to May 20, 2004 and
                          Year ended December 31, 2003


                                                                                        2004            2003
                                                                                        ----            ----
Cash flows from operating activities:
     Net loss                                                                       $   (73,850)      (212,553)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Amortization                                                               25,607         24,239
              Gain on sale of properties                                               (164,286)            --
              Changes in:
                  Accounts receivable                                                    (5,852)          (210)
                  Receivables from affiliated parties                                        --          1,020
                  Escrow deposits                                                       150,315         19,577
                  Other assets                                                           35,692         18,590
                  Accounts payable and accrued expenses                                  71,102        118,861
                  Payable to affiliated parties                                          19,820          7,311
                  Accrued interest payable                                              (12,647)          (241)
                  Security deposits and prepaid rents                                   (53,972)        (6,003)
                                                                                    -----------    -----------

                      Net cash used in operating activities                              (8,071)       (29,409)
                                                                                    -----------    -----------

Cash flows from investing activities:
     Proceeds from sale of property                                                   3,593,248             --
     Additions to property and equipment                                                     --        (50,768)
                                                                                    -----------    -----------

                      Net cash provided by (used in)
                          investing activities                                        3,593,248        (50,768)
                                                                                    -----------    -----------

Cash flows from financing activities -
     principal payments on mortgage loans                                            (1,703,787)       (32,541)
                                                                                    -----------    -----------

Net increase (decrease) in cash and equivalents                                       1,881,390       (112,718)

Cash and equivalents at beginning of period                                              30,293        143,011
                                                                                    -----------    -----------

Cash and equivalents at end of period                                               $ 1,911,683         30,293
                                                                                    ===========    ===========

Supplemental disclosure of cash flow information -
     cash paid for interest                                                         $    24,454        150,458
                                                                                    ===========    ===========

          See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        December 31, 2005, 2004 and 2003

(1)  Liquidation of the Partnership
---- -----------------------------

     On May 20, 2004, the Partnership sold its remaining property investment, Perrymont, and adopted a plan of termination and liquidation under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.

(2)  Formation and Operation of Partnership
---  --------------------------------------

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

(3)  Summary of Significant Accounting Policies
---  ------------------------------------------

     (a) Basis of Accounting and Consolidation
     --- -------------------------------------

         As a result of the plan of termination and liquidation, the Partnership changed its basis of accounting from the going concern basis to the liquidation basis effective May 21, 2004. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.

         In estimating liquidation values, fees paid to the plaintiffs' legal counsel, amounting to $404,501 were recorded as a loss on settlement of the lawsuit.

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(3)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (b) Estimates
     --- ---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (c) Property and Equipment
     --- ----------------------

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

     (d) Cash and Equivalents
     --- --------------------

         Cash and equivalents includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (e) Deferred Mortgage Costs
     --- -----------------------

         Costs incurred in obtaining mortgage financing are deferred and amortized using the straight-line method over the life of the respective mortgages.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(3)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (f) Rental Income
     --- -------------

         Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (g) Fair Value of Financial Instruments
     --- -----------------------------------

         The fair value of the Partnership's financial instruments approximated their carrying values.

     (h) Per Unit Data
     --- -------------

         Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (i) Income Allocation and Distributable Cash Flow
     --- ---------------------------------------------

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (j) Income Taxes
     --- ------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2005, net assets for financial reporting purposes were equal to the tax bases of the net assets.

     (k) Segment Information
     --- -------------------

         The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

(4)  Investments in Real Estate
---  --------------------------

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

(5)  Mortgage Loan Payable
---  ---------------------

     8.62% mortgage loan payable with total monthly payment of $15,250. The mortgage was secured by the Inducon Amherst property. The balance of the mortgage loan payable amounted to $1,703,787 at December 31, 2003. This mortgage was repaid in 2004 in connection with the sale of Inducon Amherst.

(6) Estimated Costs During the Period of Liquidation
--- ------------------------------------------------

     Under the liquidation basis of accounting, the Partnership is required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to,

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(6) Estimated Costs During the Period of Liquidation
--- ------------------------------------------------

     among other things, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Partnership's operations. These costs are estimates and are expected to be paid out over the liquidation period. The Partnership's estimated costs during the period of liquidation as of December 31, 2005 and 204 are as follows:

                                                2005      2004
                                               -------   -------
     Professional fees                         $21,519    70,000
     Office and administrative expense          35,560    48,387
                                               -------   -------
               Total                           $57,079   118,387
                                               =======   =======

(7)  Related Party Transactions
---  --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                               Liquidation period
                               ------------------
                                                                                           May 21 to      January 1
                                                                                          December 31,    to May 20,
                                                                                2005          2004           2004      2003
                                                                           -------------  -----------     ----------  -------
     Property management fees
          based on a percentage
          (generally 5%) of the
          rental income                                                    $          --          --         17,556    39,261

     Reimbursement for cost of
          services to the Partnership that include
          investor relations, marketing of properties,
          professional fees, communications, supplies,
          accounting, printing, postage and other items                           13,463      40,515         97,310    87,061
                                                                           -------------     -------        -------   -------

                                                                           $      13,463      40,515        114,866   126,322
                                                                           =============     =======        =======   =======

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. On January 1, 2005, the interest rate on related party transactions was adjusted from 11% to 8%. The receivable from affiliated parties bears interest at 8%, is payable on demand and amounted to $114,266 at December 31, 2005. The payable to affiliated parties bears interest at 11%, is payable on demand and amounted to $11,777 at December 31, 2004.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(7)  Related Party Transactions, Continued
---  -------------------------------------

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

(8)  Settlement of Lawsuit
---  ---------------------

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(8)  Settlement of Lawsuit, Continued
---  --------------------------------

     The settlement also provided for the payment by the Partnerships of fees to the plaintiffs' attorneys. These payments are payable out of the proceeds from the sale of all of the properties owned by all of the Realmark Partnerships, following the sale of the last of these properties in each partnership. Plaintiffs' counsel will receive 15% of the amount by which the sales proceeds distributable to limited partners in each partnership exceeds the value of the limited partnership units in each partnership (based on the weighted average of the units' trading prices on the secondary market as reported by Partnership Spectrum for the period May through June 2001). In no event may the increase on which the fees are calculated exceed 100% of the market value of the units as calculated above. On May 20, 2004, the Partnership sold its remaining property, and in December 2004, a payment of $404,501 was made to the plantiffs' attorneys.

                                                                   Schedule III
                                                                   ------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                           December 31, 2004 and 2003


(1)  Cost for Federal income tax purposes is none.

(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 2004 and 2003 is as follows:

                                                                                        2004            2003
                                                                                        ----            ----
Balance at beginning of year                                                         $ 6,507,325      6,471,750
Additions                                                                                     --         35,575
Dispositions (5)                                                                      (6,507,325)            --
                                                                                     -----------    -----------

Balance at end of year                                                               $        --      6,507,325
                                                                                     ===========    ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2004 and 2003 is as follows:

                                                                                        2004            2003
                                                                                        ----            ----
Balance at beginning of year                                                         $ 3,016,583      3,016,583
Dispositions (5)                                                                      (3,016,583)            --
                                                                                     -----------    -----------

Balance at end of year (4)                                                           $        --      3,016,583
                                                                                     ===========    ===========

(4)  Balance applies entirely to buildings and improvements.

(5)  Sale of Perrymont Office Building and Inducon Amherst in 2004.