Form 10-Q
period 2006-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2006-05-15
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2006

                                       or

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
                                                 (Liquidation Basis)

                                                                               (Unaudited)
                                                                                March 31,                  December 31,
                                                                                  2006                         2005
                                                                             --------------                ------------
Assets - receivable from affiliates                                          $      137,021                     114,266
                                                                             --------------                ------------
Liabilities:
     Accounts payable and accrued expenses                                           81,797                      57,187
     Estimated costs during the period of liquidation                                55,224                      57,079
                                                                             --------------                ------------
         Total liabilities                                                          137,021                     114,266
                                                                             --------------                ------------
         Net assets in liquidation                                           $            -                           -
                                                                             ==============                ============

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2006 and 2005
                                   (Unaudited)


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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The statement of net assets in liquidation at December 31, 2005 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2005 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

Property and Equipment
----------------------

On May 20, 2004, the Partnership closed on the sale of its remaining property. The Partnership does not have an interest in any property or equipment.

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

Results of Operations
---------------------

As a result of the sale of the remaining properties, Inducon Amherst and Perrymont, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, there were no operations for the three month periods ended March 31, 2006 and March 31, 2005.

The receivable from affiliate increased approximately $22,000 due to payments made to an affiliate amounting to $21,294 related to administrative costs charged associated with winding down the Partnership. Interest charges associated with the receivable from the affiliate amounted to $2,941 for the three months ended March 31, 2006.

As discussed above, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. There were no significant changes as of March 31, 2006 as compared to the same period in 2005.


PART I - Item 3. Quantitative and Qualitative Disclosures About Market Risk
                 ----------------------------------------------------------

The Partnership has not entered into any derivative contracts. Therefore, it has no market risk exposure.


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

Item 5.  Other Information
         -----------------

         (a) Reports on Form 8-K.

            The Partnership reported the resignation of its prior auditor, Toski, Schaefer & Co., P.C. under item 4.01 of Form 8-K, filed on April 17, 2006 and the appointment of Rotenberg & Co., LLP, its new auditor, under item 4.01 of Form 8-K, filed on May 12, 2006.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - III


              May 15, 2006                      /s/ Joseph M. Jayson
              ------------                      --------------------
                  Date                          Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer