Form 10-Q
period 2006-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2006-08-14
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2006

                                       or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 for the Exchange Act . (Check one):

Large accelerated filer __   Accelerated filer  __    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   [ ]         No  [X]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                                         Statements of Net Assets in Liquidation
                                         ---------------------------------------
                                                   (Liquidation Basis)

                                                                 (Unaudited)
                                                                   June 30,                   December 31,
                                                                     2006                         2005
                                                               ----------------             ----------------
Assets - receivable from affiliates                            $       142,630                      114,266
                                                               ----------------             ----------------

Liabilities:

     Accounts payable and accrued expenses                             100,000                       57,187

     Estimated costs during the period of liquidation                   42,630                       57,079
                                                               ----------------             ----------------

         Total liabilities                                             142,630                      114,266
                                                               ----------------             ----------------

         Net assets in liquidation                             $             -                            -
                                                               ================             ================

                   Notes to Consolidated Financial Statements

                     Six months ended June 30, 2006 and 2005

                                   (Unaudited)


Liquidation of the Partnership
------------------------------

On May 20, 2004, the Partnership sold its remaining real estate, at which time the Partnership adopted a plan of termination and liquidation under which liabilities will be paid and net proceeds will be distributed to the Partners.

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

There were no significant changes as of June 30, 2006 as compared to the same period in 2005.

Results of Operations
---------------------

As a result of the sale of the Partnership's remaining real estate and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, there were no operations for the six month periods ended June 30, 2006 and June 30, 2005.

The receivable from affiliates increased approximately $29,000 due to payments made to an affiliate related to administrative costs charged associated with winding down the Partnership. Interest charges associated with the receivable from the affiliate amounted to approximately $5,000 for the six months ended June 30, 2006.

There were no significant changes as of June 30, 2006 as compared to the same period in 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2005.

Item 5.  Other Information
         -----------------

         (a) Current reports on Form 8-K filed by the Partnership during and subsequent to the quarter to which this report was filed.

             Form 8-K report filed of April 17, 2006
             Form 8-K report filed on May 12, 2006

Item 6.  Exhibits

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


              August 14, 2006                  /s/ Joseph M. Jayson
              ---------------                  --------------------
                   Date                        Joseph M. Jayson,
                                               Individual General Partner and
                                               Principal Financial Officer