Form 10-Q
period 2006-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2006-11-14
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended September 30, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-13331


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                         16-1234990
 -----------------------                  ------------------------------------
(State of organization)                    (IRS Employer Identification No.)


2350 North Forest Road, Getzville, New York 14068
-------------------------------------------------
(Address of principal executive offices)

(716) 636-0280
--------------
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 120 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 for the Exchange Act . (Check one):

Large accelerated filer [ ]   Accelerated filer  [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]     No  [X]

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                                         Statements of Net Assets in Liquidation
                                         ---------------------------------------
                                                   (Liquidation Basis)

                                                                             (Unaudited)
                                                                            September 30,                  December 31,
                                                                                 2006                          2005
                                                                          -------------------             ----------------
Assets - receivable from affiliates                                       $          128,480                      114,266
                                                                          -------------------             ----------------

Liabilities:

     Accounts payable and accrued expenses                                             92,223                       57,187

     Estimated costs during the period of liquidation                                  36,257                       57,079
                                                                          -------------------             ----------------
         Total liabilities                                                            128,480                      114,266
                                                                          -------------------             ----------------
         Net assets in liquidation                                        $                 -                            -
                                                                          ===================             ================


                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2006 and 2005
                                   (Unaudited)


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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

There were no significant changes as of September 30, 2006 as compared to the same period in 2005.

Results of Operations
---------------------

As a result of the sale of the Partnership's remaining real estate and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, there were no operations for the nine month periods ended September 30, 2006 and September 30, 2005.

The receivable from affiliates increased approximately $14,000 due to administrative costs charged associated with winding down the Partnership. Interest charges associated with the receivable from the affiliate amounted to approximately $8,000 for the nine months ended September 30, 2006.

There were no significant changes as of September 30, 2006 as compared to the same period in 2005.

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


              November 14, 2006                /s/ Joseph M. Jayson
              -----------------                --------------------
                     Date                      Joseph M. Jayson,
                                               Individual General Partner and
                                               Principal Financial Officer