Form 10-K
period 2006-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2007-04-02
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2006

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

         The business of the Partnership is not seasonal. As of December 31, 2006, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2006 were employees of the Corporate General Partner or its affiliates.

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

ITEM 1B:    UNRESOLVED STAFF COMMENTS
--------    -------------------------

            None.

ITEM 2:     PROPERTIES
-------     ----------

             As of December 31, 2006, the Partnership did not own any property investments.

ITEM 3:     LEGAL PROCEEDINGS
-------     -----------------

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2005, there were 1,736 record holders of units of limited partnership interest. In December 2004, the Partnership made distributions of its previously undistributed net cash from sales proceeds. These distributions were made in accordance with the settlement of the lawsuit (Item 3). A total of $1,525,136 was distributed on behalf of the limited partners. Of this amount, $404,501 was paid to legal counsel in accordance with the settlement of the lawsuit and $1,120,635 was distributed directly to record holders of units of limited partnership interest. There were no distributions to partners made in 2006 or 2005.

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                         At or for the years ended December 31,
                                  -------------------------------------------------------------------------------------
                                       2006 (1)        2005 (1)        2004 (1)           2003             2002
                                  -------------------------------------------------------------------------------------
Balance sheet data
Net rental
property                          $             -                -               -         3,505,259        3,469,684
Total assets                               47,514          114,266         192,941         3,751,314        3,891,673
Mortgage loans payable                          -                -               -         1,703,787        1,736,328
Partners' equity                                -                -               -         1,801,045        2,013,598
                                  =====================================================================================
Operating data
Rental income                                   -                -         186,495           601,259          570,246
Other income                                    -                -          50,990           187,936          179,631
                                  -------------------------------------------------------------------------------------
Total revenue                                   -                -         237,485           789,195          749,877
                                  -------------------------------------------------------------------------------------
Property operating costs                        -                -         265,108           598,898          622,956
Interest expense                                -                -          26,848           166,442          168,155
Administrative expenses                         -                -         267,337           236,408          258,731
                                  -------------------------------------------------------------------------------------
Total expenses                                  -                -         559,293         1,001,748        1,049,842
                                  -------------------------------------------------------------------------------------
Operating loss                                  -                -        (321,808)         (212,553)        (299,965)
Gain on property sales                          -                -         164,286                 -                -
Extraordinary loss                              -                -        (404,501)                -                -
                                  -------------------------------------------------------------------------------------
Net income (loss)                               -                -        (562,023)         (212,553)        (299,965)
                                  =====================================================================================
Cash flow data
Net cash provided (used) by:
Operating activities                            -                -        (201,677)          (29,409)          (9,619)
Investing activities                            -                -       3,593,248           (50,768)        (116,458)
Financing activities                            -                -      (3,228,923)          (32,541)         (29,828)
                                  -------------------------------------------------------------------------------------
Net increase (decrease) in
cash and equivalents              $             -                -         162,648          (112,718)        (155,905)
                                  =====================================================================================
Per limited partnership unit:
Net income (loss)                 $             -                -           (9.51)           (13.26)          (18.71)
Distributions                     $             -                -           98.07                 -                -
                                  =====================================================================================

(1) The Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, operations for the years ended December 31, 2005 and 2004 are reported on the consolidated statement of changes in net assets in liquidation for the year ended December 31, 2005 and for the period from May 21, 2004 to December 31, 2004, while operations from the period from January 1, 2004 to May 20, 2004 and for the years ended December 31, 2003, 2002, and 2001 are reported on the going concern basis in the consolidated statements of operations. Balance sheet data at December 31, 2006, 2005 and 2004 represents the total assets and net assets in liquidation as reported in the consolidated statement of net assets in liquidation (liquidation basis) at December 31, 2006, 2005 and 2004 (page F-3).

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

Results of Operations:

         As a result of the sale of the remaining property, Perrymont, and the establishment of a plan of liquidation, the Partnership began operating on the liquidation basis of accounting effective May 21, 2004. Therefore, operations for the year ended December 31, 2006 and for the period May 21, 2004 to December 31, 2004 are reported in the consolidated statement of changes in net assets in liquidation while the operations for the period January 1, 2004 to May 20, 2004 and for the years ended December 31, 2003 are reported on the going concern basis in the consolidated statements of operations.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2006 as compared to 2005

         As discussed above, the Partnership began reporting on a liquidation basis of accounting on May 20, 2004. Operating activity for 2006 consisted of the repayment of receivables from affiliates amounting to $114,266 at December 31, 2005.

2005 as compared to 2004

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

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2006, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 68, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-IV, Realmark Property Investors Limited Partnership-V, Realmark Property Investors Limited Partnership-VI A, and Realmark Property Investors Limited Partnership-VI B. Mr. Jayson has been in the real estate business for the last 44 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 44 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 25 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 66, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 35 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

         Realmark Property Investors Limited Partnership - III
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2006. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to own of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that own 1111.9 units of limited partnership interest amounting to approximately 7.2% of the partnership interest at December 31, 2006. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2006, owned 25.5 units of limited partnership interest. The general partners and affiliates will receive their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

Audit Engagement: Rotenberg & Co., L.L.P. was engaged as the Partnership's independent auditor for the year 2006. Toski, Schaefer, & Co., P.C. was engaged as the Partnership's independent auditor for the year 2005. All fees incurred for the years ended December 31, 2006 and 2005 were approved by the Audit Committee.

Audit Fees: Audit fees for the Partnership's quarterly reports on Form 10-Q performed by Rotenberg & Co., LLP for the year ended December 31, 2006 totaled

$9,000. Audit fees for the audit of the Partnership's annual financial statements included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Toski, Schaefer & Co., P.C. for the year ended December 31, 2005 totaled $32,000.

Audit-Related Fees: None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the year ended December 31, 2005. The fees paid to Toski, Schaefer & Co., P.C. for these services amounted to $4,535 for the year ended December 31, 2005.

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2006 and 2005 were pre-approved by the Audit Committee.

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

        The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2006 and 2005, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2006.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
-------- ------------------------------------------------------------------

(a)      Consolidated Financial Statements                                                  Page
         ---------------------------------                                                  ----
         Independent Auditor's Report                                                       F-1
         Consolidated Statement of Net Assets in Liquidation as of
                December 31, 2006   and 2005                                                F-3
         Consolidated Statement of Changes in Net Assets in Liquidation for
                the years ended December 31, 2006 and 2005                                  F-4
         Consolidated Statements of Operations for the period January 1, 2004
                to May 20, 2004                                                             F-5
         Consolidated Statements of Partners' Equity for the period January 1, 2004
                to May 20, 2004                                                             F-6
         Consolidated Statements of Cash Flows for the period January 1, 2004
                to May 20, 2004                                                             F-7
         Notes to Consolidated Financial Statements                                         F-8

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


By:      /s/Joseph M. Jayson                                    March 29, 2007
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

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                   March 29, 2007
         ---------------------                                  --------------
         JOSEPH M. JAYSON,                                           Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                   March 29, 2007
         ---------------------                                  --------------
         JUDITH P. JAYSON,                                           Date
         Vice President and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners
Realmark Property Investors Limited Partnership - III
Getzville, New York


         We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of Realmark Property Investors Limited Partnership - III and Subsidiary ("the Company") as of December 31, 2006, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         As discussed in note 1 to the consolidated financial statements, on May 20, 2004 the Company adopted a plan of termination and liquidation. As a result, the Company has changed its basis of accounting from the going concern to the liquidation basis effective May 21, 2004.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2006, and the related consolidated changes in net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
  March 29, 2007

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Partners
Realmark Property Investors Limited
     Partnership - III:

We have audited the accompanying consolidated statement of net assets in liquidation of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2005, and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2005 and for the period May 21, 2004 to December 31, 2004. In addition we have audited the consolidated statements of operations, partners' equity, and cash flows for the period January 1, 2004 to May 20, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2005, and the related changes in net assets in liquidation for the year ended December 31, 2005 and for the period May 21, 2004 to December 31, 2004, and the results of their operations and their cash flows for the period January 1, 2004 to May 20, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ TOSKI, SCHAEFER & CO., P.C.
                                             -------------------------------
                                             TOSKI, SCHAEFER & CO., P.C.
Williamsville, New York
March 31, 2006
                                      F-1a

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
               Consolidated Statement of Net Assets in Liquidation
                               (Liquidation Basis)
                           December 31, 2006 and 2005


                                                              2006        2005
                                                              ----        ----
Assets:

     Cash                                                     $47,514         --

     Receivable from affiliated parties                            --    114,266
                                                              -------    -------


                  Total assets                                 47,514    114,266
                                                              -------    -------

Liabilities:

     Accounts payable and accrued expenses                      3,175     57,187

     Payable to affiliated parties                              2,831         --

     Estimated costs during the period of liquidation          41,508     57,079
                                                              -------    -------

                  Total liabilities                            47,514    114,266
                                                              -------    -------

                  Net assets in liquidation                   $    --         --
                                                              =======    =======




















See accompanying notes to consolidated financial statements.

             REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
         Consolidated Statements of Changes in Net Assets in Liquidation
                               (Liquidation Basis)

             For the years ended December 31, 2006 and 2005 and for
                  the period May 21, 2004 to December 31, 2004




Partners' equity at  May 21, 2004 (going concern basis)             $ 1,727,195

Adjustment to Liquidation Basis - loss on settlement of lawsuit        (404,501)
                                                                    -----------

Net assets in liquidation at May 21, 2004                             1,322,694

Estimated costs during the period of liquidation                       (202,059)

Distributions to limited partners                                    (1,120,635)
                                                                    -----------

Net assets in liquidation at December 31, 2004                               --

Change in net assets                                                         --
                                                                    -----------

Net assets in liquidation at December 31, 2005                               --


Change in net assets                                                         --
                                                                    -----------
Net assets in liquidation at December 31, 2006                      $        --
                                                                    ===========



















See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                      Consolidated Statement of Operations
                     Period January 1, 2004 to May 20, 2004


Income:
     Rental                                                           $ 177,762
     Interest and other                                                  51,208
                                                                      ---------

                           Total income                                 228,970
                                                                      ---------
Expenses:
     Property operations                                                252,274
     Interest                                                            26,044
     Administrative:
         Affiliated parties                                             114,866
         Other                                                           73,922
                                                                      ---------

                           Total expenses                               467,106
                                                                      ---------

Loss before gain on sale of property                                   (238,136)

Gain on sale of properties                                              164,286
                                                                      ---------

                           Net loss                                   $ (73,850)
                                                                      =========

Net loss per limited partnership unit                                 $   (4.29)
                                                                      =========

Weighted average number of limited partnership
     units outstanding                                                   15,551
                                                                      =========
















See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                   Consolidated Statement of Partners' Equity
                     Period January 1, 2004 to May 20, 2004






                                         General            Limited Partners
                                         Partners        Units          Amount
                                         --------        -----          ------
Balances at December 31, 2003           $ (102,108)        15,551     1,903,153

Net loss                                    (7,144)            --       (66,706)
                                        ----------     ----------    ----------

Balance at May 20, 2004                 $ (109,252)        15,551     1,836,447
                                        ==========     ==========    ==========

































See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                     Period January 1, 2004 to May 20, 2004


Cash flows from operating activities:
     Net loss                                                       $   (73,850)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Amortization                                               25,607
              Gain on sale of properties                               (164,286)
              Changes in:
                  Accounts receivable                                    (5,852)
                  Escrow deposits                                       150,315
                  Other assets                                           35,692
                  Accounts payable and accrued expenses                  71,102
                  Payable to affiliated parties                          19,820
                  Accrued interest payable                              (12,647)
                  Security deposits and prepaid rents                   (53,972)
                                                                    -----------

                      Net cash used in operating activities              (8,071)
                                                                    -----------

Cash flows from investing activities - proceeds from sale
     of property                                                      3,593,248
                                                                    -----------

Cash flows from financing activities -
     principal payments on mortgage loans                            (1,703,787)
                                                                    -----------

Net increase in cash and equivalents                                  1,881,390

Cash and equivalents at beginning of period                              30,293
                                                                    -----------

Cash and equivalents at end of period                               $ 1,911,683
                                                                    ===========

Supplemental disclosure of cash flow information -
     cash paid for interest                                         $    24,454
                                                                    ===========










See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        December 31, 2006, 2005 and 2004

(1) Liquidation of the Partnership
--- ------------------------------

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

     (a) Basis of Accounting and Consolidation
     -----------------------------------------

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

     (e) Rental Income
     -----------------

         Rental income is recognized as earned according to the terms of the leases. Leases for residential properties are generally for periods of one year or less, payable monthly. Commercial leases are generally for periods of one to five years. Delinquent residential property rent is not recorded.

     (f) Fair Value of Financial Instruments
     ---------------------------------------

         The fair value of the Partnerships financial instruments approximated their carrying values.

     (g) Per Unit Data
     -----------------

         Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (h) Income Allocation and Distributable Cash Flow
     -------------------------------------------------

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(3)  Summary of Significant Accounting Policies, Continued
---  -----------------------------------------------------

     (h) Income Allocation and Distributable Cash Flow, Continued

              activities is allocated in the same proportion as distributions of distributable cash from sale proceeds. In the event there is no distributable cash from sale proceeds, taxable income will be allocated 87% to the limited partners and 13% to the general partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

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

     (i) Income Taxes
     ----------------

         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2006, net assets for financial reporting purposes were equal to the tax bases of the net assets.

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

(6) Estimated Costs During the Period of Liquidation
----------------------------------------------------

     Under the liquidation basis of accounting, the Partnership is required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, among other things, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Partnership's operations. These costs are estimates and are expected to be paid out over the liquidation period. The Partnership's estimated costs during the period of liquidation as of December 31, 2006 and 2005 are as follows:

                                                                      2006                 2005
                                                                      ----                 ----
                           Professional fees                        $   1,790             21,519
                           Office and administrative expense           39,718             35,560
                                                                    ---------             ------

                                     Total                          $  41,508             57,079
                                                                    =========             ======

(7)  Related Party Transactions
---  --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(7)  Related Party Transactions, Continued
---  -------------------------------------

                                                                   Liquidation period
                                                                   ------------------
                                                                                May 21 to          January 1
                                                        2006      2005      December 31, 2004   to May 20, 2004
                                                        ----      ----      -----------------   ---------------
          Property management fees
              based on a percentage
              (generally 5%) of the
              rental income                            $      -         -                -            17,556

         Reimbursement for cost of services to
              the Partnership that include
              investor relations, marketing of
              properties, professional fees,
              communications, supplies, accounting,
               printing, postage and
              other items                                16,603    13,463           40,515            97,310
                                                       --------  --------         --------          --------

                                                       $ 16,603    13,463           40,515           114,866
                                                       ========  ========         ========          ========

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Receivable from affiliated parties bears interest at 8%, are payable on demand and amounted to $114,266 at December 31, 2005. In 2006, the receivable from affiliated parties was repaid. Payable to affiliated parties bears interest at 8%, are payable on demand and amounted to $2,831 at December 31, 2006.

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

                                                                   Schedule III
                                                                   ------------

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

                    Real Estate and Accumulated Depreciation
                                December 31, 2004


(1)      Cost for Federal income tax purposes is none.

(2) A reconciliation of the carrying amount of land, buildings and improvements as of December 31, 2004 is as follows:



Balance at beginning of year                                        $ 6,507,325
Additions                                                                    --
Dispositions (5)                                                     (6,507,325)
                                                                    -----------

Balance at end of year                                              $        --
                                                                    ===========

(3) A reconciliation of accumulated depreciation for the years ended December 31, 2004 is as follows:



Balance at beginning of year                                        $ 3,016,583
Dispositions (5)                                                     (3,016,583)
                                                                    -----------

Balance at end of year (4)                                          $        --
                                                                    ===========

(4)      Balance applies entirely to buildings and improvements.

(5)      Sale of Perrymont Office Building and Inducon Amherst in 2004.