Form 10-Q
period 2007-03-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2007-05-15
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-13331


              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



       Delaware                                       16-1234990
----------------------                    --------------------------------
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
                               (Liquidation Basis)

                                                                   (Unaudited)
                                                                    March 31,                         December 31,
                                                                      2007                               2006
                                                                 ----------------                   ----------------
Assets - cash                                                    $        32,202                             47,514
                                                                 ----------------                   ----------------

Liabilities:

     Accounts payable and accrued expenses                                15,559                              3,175

     Payable to affiliates                                                 7,099                              2,831

     Estimated costs during the period of liquidation                      9,544                             41,508
                                                                 ----------------                   ----------------

         Total liabilities                                                32,202                             47,514
                                                                 ----------------                   ----------------

         Net assets in liquidation                               $             -                                  -
                                                                 ================                   ================

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2007 and 2006
                                   (Unaudited)


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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The statement of net assets in liquidation at December 31, 2006 has been derived from the audited financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation, have been included. The Partnership's significant accounting policies are set forth in its December 31, 2006 Form 10-K. The interim financial statements should be read in conjunction with the financial statements included therein. The interim results should not be considered indicative of the annual results.

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

Results of Operations
---------------------

As a result of the sale of the remaining properties, Inducon Amherst and Perrymont, and the establishment of a plan of liquidation, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, there were no operations for the three month periods ended March 31, 2007 and March 31, 2006.

Accounts payable and accrued expenses increased approximately $12,000 due to an audit fee payable for the December 31, 2006 audit.

As discussed above, the Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. There were no significant changes as of March 31, 2007 as compared to the same period in 2006.

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


              May 15, 2007                      /s/ Joseph M. Jayson
              ------------                      --------------------
                  Date                          Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer