Form 10-Q
period 2007-06-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2007-08-14
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2007

                                       or

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
                               (Liquidation Basis)

                                                                     (Unaudited)
                                                                      June 30,                          December 31,
                                                                        2007                                2006
                                                                   ----------------                   ----------------
Assets - cash                                                      $        11,066                             47,514
                                                                   ----------------                   ----------------

Liabilities:

     Accounts payable and accrued expenses                                   1,299                              3,175

     Payable to affiliates                                                   8,989                              2,831

     Estimated costs during the period of liquidation                          778                             41,508
                                                                   ----------------                   ----------------

         Total liabilities                                                  11,066                             47,514
                                                                   ----------------                   ----------------

         Net assets in liquidation                                 $            --                                 --
                                                                   ================                   ================


                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2007 and 2006
                                   (Unaudited)


Liquidation of the Partnership
------------------------------

On May 20, 2004, the Partnership sold its remaining property investment, at which time the Partnership adopted a plan of termination and liquidation under which liabilities will be paid and net proceeds will be distributed to the Partners.

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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

On May 20, 2004, the Partnership sold its remaining property investment, at which time the Partnership adopted a plan of termination and liquidation. The Partnership maintains a cash position sufficient to meet its remaining liabilities in liquidation.

Results of Operations
---------------------

The Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, there were no operations for the six month period ended June 30, 2007 and June 30, 2006. There were no significant changes as of June 30, 2007 as compared to the same period in 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

As previously reported, the Partnership, as a nominal defendant, the General Partners of the Partnership and of affiliated public partnerships (the "Realmark Partnerships") and the officers and directors of the Corporate General Partner, as defendants, had been involved in a class action litigation in New York State court. The Partnership's settlement of this litigation is described in its Annual Report on Form 10-K for the year ended December 31, 2006.

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


              August 14, 2007                   /s/ Joseph M. Jayson
              ---------------                   --------------------
                   Date                         Joseph M. Jayson,
                                                Individual General Partner and
                                                Principal Financial Officer