Form 10-Q
period 2007-09-30
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2007-11-13
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2007

                                       or

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
                               (Liquidation Basis)

                                                                             (Unaudited)
                                                                            September 30,               December 31,
                                                                                 2007                      2006
                                                                           ----------------          ----------------
Assets - cash                                                              $         6,593                    47,514
                                                                           ----------------          ----------------

Liabilities:

     Accounts payable and accrued expenses                                           6,593                     3,175

     Payable to affiliates                                                               -                     2,831

     Estimated costs during the period of liquidation                                    -                    41,508
                                                                           ----------------          ----------------

         Total liabilities                                                           6,593                    47,514
                                                                           ----------------          ----------------

         Net assets in liquidation                                         $             -                         -
                                                                           ================          ================

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2007 and 2006
                                   (Unaudited)


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

PART I - Item 2.  Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Liquidity and Capital Resources
-------------------------------

On May 20, 2004, the Partnership sold its remaining property investment, at which time the Parnership adopted a plan of termination and liquidation. The Partnership maintains a cash position sufficient to meet its remaining liabilities in liquidation.

Results of Operations
---------------------

The Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore there were no operations for the nine month period ended September 30, 2007 and September 30, 2006. There were no significant changes as of September 30, 2007 as compared to the same period in 2006.

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


REALMARK PROPERTY INVESTORS LIMITED PARTNERHIP - III


              November 13, 2007               /s/ Joseph M. Jayson
              -----------------               -------------------------------
                    Date                      Joseph M. Jayson,
                                              Individual General Partner and
                                              Principal Financial Officer