Form 10-K
period 2007-12-31
REALMARK PROPERTY INVESTORS LTD PARTNERSHIP III
filed 2008-03-31
CIK 733591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2007

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

         The Partnership's primary business and its only industry segment is to own and operate income-producing real property for the benefit of its partners. At December 31, 2004, the Partnership had disposed of all its properties. On April 5, 2004, the Partnership sold Inducon Amherst for $2,045,000 resulting in a net gain of approximately $20,000. On May 20, 2004, the partnership disposed of its last property, Perrymont, for $2,450,000, less a $600,000 credit for work which the buyer determined was necessary on the property, resulting in a gain of approximately $145,000. Accordingly, the Partnership has been in the process of liquidating and on December 31, 2007 was officially dissolved by the State of Delaware.

         The business of the Partnership is not seasonal. As of December 31, 2007, the Partnership did not directly employ any persons in a full-time position. All persons who regularly rendered services on behalf of the Partnership through December 31, 2007 were employees of the Corporate General Partner or its affiliates.

ITEM 2: PROPERTIES
------- ----------

             As of December 31, 2007, the Partnership did not own any property investments.

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

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         None.

                                     PART II
                                     -------


ITEM 5:  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP INTEREST
-------  -------------------------------------------------------------

         There is currently no active trading market for the units of limited partnership interest of the Partnership and it is not anticipated that any will develop in the future. Accordingly, information as to the market value of a unit at any given date is not available. As of December 31, 2005, there were 1,736 record holders of units of limited partnership interest. In December 2004, the Partnership made distributions of its previously undistributed net cash from sales proceeds. These distributions were made in accordance with the settlement of the lawsuit (Item 3). A total of $1,525,136 was distributed on behalf of the limited partners. Of this amount, $404,501 was paid to legal counsel in accordance with the settlement of the lawsuit and $1,120,635 was distributed directly to record holders of units of limited partnership interest. There were no distributions to partners made in 2007 or 2006.

ITEM 6:  SELECTED FINANCIAL DATA
-------  -----------------------

                                                         At or for the years ended December 31,
                                  -------------------------------------------------------------------------------------
                                       2007 (1)        2006 (1)        2005 (1)         2004 (1)           2003
                                  -------------------------------------------------------------------------------------
BALANCE SHEET DATA
Net rental property                      $      -                -               -                -         3,505,259

Total assets                                    -           47,514         114,266          192,941         3,751,314
Mortgage loans payable                          -                -               -                -         1,703,787
Partners' equity                                -                -               -                -         1,801,045
                                  =====================================================================================
OPERATING DATA
Rental income                                   -                -               -          186,495           601,259
Other income                                    -                -               -           50,990           187,936
                                  -------------------------------------------------------------------------------------
Total revenue                                   -                -               -          237,485           789,195
                                  -------------------------------------------------------------------------------------
Property operating costs                        -                -               -          265,108           598,898
Interest expense                                -                -               -           26,848           166,442
Administrative expenses                         -                -               -          267,337           236,408
                                  -------------------------------------------------------------------------------------
Total expenses                                  -                -               -          559,293         1,001,748
                                  -------------------------------------------------------------------------------------
Operating loss                                  -                -               -         (321,808)         (212,553)
Gain on property sales                          -                -               -          164,286                 -
Extraordinary loss                              -                -               -         (404,501)                -
                                  -------------------------------------------------------------------------------------
Net income (loss)                               -                -               -         (562,023)         (212,553)
                                  =====================================================================================
CASH FLOW DATA
Net cash provided (used) by:
Operating activities                            -                -               -         (201,677)          (29,409)
Investing activities                            -                -               -        3,593,248           (50,768)
Financing activities                            -                -               -       (3,228,923)          (32,541)
                                  -------------------------------------------------------------------------------------
Net increase (decrease) in
cash and equivalents                            -                -               -          162,648          (112,718)
                                  =====================================================================================
PER LIMITED PARTNERSHIP UNIT:
Net income (loss)                         $     -                -               -            (9.51)           (13.26)
Distributions                             $     -                -               -            98.07                 -
                                  =====================================================================================

(1) The Partnership began reporting on the liquidation basis of accounting effective May 21, 2004. Therefore, operations for the years ended December 31, 2005 and 2004 are reported on the consolidated statement of changes in net assets in liquidation for the year ended December 31, 2005 and for the period from May 21, 2004 to December 31, 2004, while operations from the period from January 1, 2004 to May 20, 2004 and for the year ended December 31, 2003 are reported on the going concern basis in the consolidated statements of operations. Balance sheet data at December 31, 2007, 2006 and 2005 represents the total assets and net assets in liquidation as reported in the consolidated statement of net assets in liquidation (liquidation basis) at December 31, 2007, 2006 and 2005 (page F-3).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources:
--------------------------------

         Effective January 1, 2001, management began formally marketing all properties in the Partnership for sale. On April 5, 2004, the Partnership sold Inducon Amherst to an unaffiliated entity for cash of $2,045,000. After satisfaction of the $1,704,000 mortgage loan on the property and payment of closing costs, the net cash proceeds available amounted to $425,000, before satisfaction of any remaining obligations related to the property. Additionally, on May 20, 2004, the Partnership's only remaining property, Perrymont, was sold to an unaffiliated entity for cash of $2,450,000, less a $600,000 credit for work which the buyer determined was necessary on the property. After satisfaction of closing costs, the net cash proceeds available amounted to approximately $1,658,000, before satisfaction of any remaining obligations related to the property. These proceeds enabled the partnership to make a distribution in December 2004 of $1,120,635 after a payment of $404,501 to the plaintiff's counsel in accordance with the settlement of the lawsuit (Item 3). The Partnership made no distributions to limited partners in 2006 and 2007. The Partnership does not anticipate any remaining proceeds, net of those amounts that are required to pay the estimated payables and costs of operating the partnership during liquidation, will be available for distribution to the limited partners.

         Except as described above and in the consolidated financial statements, the general partner is not aware of any trends or events, commitments or uncertainties that may impact liquidity in a material way.

Results of Operations:
----------------------

         As a result of the sale of the remaining property, Perrymont, and the establishment of a plan of liquidation, the Partnership began operating on the liquidation basis of accounting effective May 21, 2004. Therefore, operations for the years ended December 31, 2007, 2006 and 2005 are reported in the consolidated statement of changes in net assets in liquidation.

         Inflation has been consistently low during the periods presented in the consolidated financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

2007 as compared to 2006
------------------------

         As discussed above, the Partnership began reporting on a liquidation basis of accounting on May 20, 2004. Operating activity for 2007 consisted of the incurrence of $101,904 in liquidation costs. This exceeds the original estimate of liquidation costs by $60,396. This excess of cost has been closed to the general partners capital account at December 31, 2007, net of $8,823 previously contributed by the general partner.
         .
2006 as compared to 2005
------------------------

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

                                    PART III
                                    --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The Partnership, as an entity, does not have any directors or officers. The Individual General Partner of the Partnership is Joseph M. Jayson. The directors and executive officers of Realmark Properties, Inc., the Partnership's Corporate General Partner, as of December 31, 2007, are listed below. Each director is subject to election on an annual basis.

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

         The Directors and Executive Officers of the Corporate General Partner and their principal occupations and affiliations during the last five years or more are as follows:

         Joseph M. Jayson, age 69, is Chairman, Director and sole stockholder of
J. M. Jayson and Company, Inc. and certain of its affiliated companies: U.S. Apartments LLC, Westmoreland Capital Corporation, Oilmark Corporation and U.S. Energy Development Corporation. In addition, Mr. Jayson is Chairman of Realmark Corporation, Chairman, President and Treasurer of Realmark Properties, Inc., wholly-owned subsidiaries of J. M. Jayson and Company, Inc. and co-general partner of Realmark Property Investors Limited Partnership, Realmark Property Investors Limited Partnership-II, Realmark Property Investors Limited Partnership-III, Realmark Property Investors Limited Partnership-V, and Realmark Property Investors Limited Partnership-VI A. Mr. Jayson has been in the real estate business for the last 45 years and is a Certified Property Manager as designated by the Institute of Real Estate Management ("I.R.E.M."). Mr. Jayson received a B.S. Degree in Education in 1961 from Indiana University, a Masters Degree from the University of Buffalo in 1963, and has served on the educational faculty of the Institute of Real Estate Management. Mr. Jayson has for the last 45 years been engaged in various aspects of real estate brokerage and investment. He brokered residential properties from 1962 to 1964, commercial investment properties from 1964 to 1967, and in 1967 left commercial real estate to form his own investment firm. Since that time, Mr. Jayson and J. M. Jayson & Company, Inc. have formed or participated in various ways with forming over 30 real estate related limited partnerships. For the past 26 years, Mr. Jayson and an affiliate have also engaged in developmental drilling for gas and oil.

         Judith P. Jayson, age 67, is currently Vice President and a Director of Realmark Properties, Inc. She is also a Director of the property management affiliate, Realmark Corporation. Mrs. Jayson has been involved in property management for the last 36 years and has extensive experience in the hiring and training of property management personnel and in directing, developing and implementing property management systems and programs. Mrs. Jayson, prior to joining the firm in 1973, taught business in the Buffalo, New York High School System. Mrs. Jayson graduated from St. Mary of the Woods College in Terre Haute, Indiana, with a degree in Business Administration.

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

         Realmark Property Investors Limited Partnership - III
         Attention:  Investor Relations
         2350 North Forest Road
         Getzville, New York 14068

ITEM 11: EXECUTIVE COMPENSATION
-------- ----------------------

         No direct remuneration was paid or payable by the Partnership to directors and officers (since it has no directors or officers), nor was any direct remuneration paid or payable by the Partnership to directors or officers of Realmark Properties, Inc., the Corporate General Partner and sponsor, for the year ended December 31, 2007. The Corporate General Partner and its affiliate, Realmark Corporation, are entitled to fees and to certain expense reimbursements with respect to Partnership operations, as set forth in Item 13 hereof and in the notes to the consolidated financial statements.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         No person is known to the Partnership to have owned of record or beneficially, more than 5% of the units of limited partnership interests of the Partnership, except for affiliates of the general partners that owned 1111.9 units of limited partnership interest amounting to approximately 7.2% of the partnership interest at December 31, 2007, the date of dissolution. The general partners and the executive officers of the Corporate General Partner, as of December 31, 2007, the date of dissolution, owned 25.5 units of limited partnership interest. The general partners and affiliates received their proportionate share, as limited partners, of any distributable proceeds from the sale of the properties.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
-------- --------------------------------------

Audit Engagement: Rotenberg & Co., L.L.P. was engaged as the Partnership's independent auditor for the years ended 2007 and 2006. All fees incurred for the years ended December 31, 2007 and 2006 were approved by the Audit Committee.

Audit Fees: Audit fees for the audit of the Partnership's annual financial statement included in the Partnership's annual report on Form 10-K and those financial statements included in the Partnership's quarterly reports on Form 10-Q by Rotenberg & Co. for the years ended December 31, 2007 and 2006 amounting to $27,700 and $17,000, respectively.

Audit-Related Fees:  None.

Tax Fees: The Partnership engaged Toski, Schaefer & Co., P.C. to provide tax filing and compliance services during the years ended 2007 and 2006. The fees paid to Toski, Schaefer & Co., P.C. for these services amounted to $16,619 and $4,535 for the years ended December 31, 2007 and 2006, respectively..

All Other Fees:  None.

         The Audit Committee has set a policy that all fees incurred by the Partnership for services performed by its independent auditors must be pre-approved by the Audit Committee. All fees related to 2007 and 2006 were pre-approved by the Audit Committee.

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

        The Audit Committee has the sole authority to retain and terminate the Partnership's independent auditors and approves all fees paid to the independent auditors. During 2007 and 2006, the Audit Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. In addition, the Audit Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board, and considered the scope and type of non-audit services provided by the auditor when reviewing the compatibility of those non-audit services with the auditors' independence.

         The Audit Committee discussed with the Partnership's independent auditors the overall scope and plans for their audit. The Audit Committee meets with the independent auditors to discuss the results of their examination, their evaluations of the Partnership's internal controls, and the overall quality of the Partnership's financial reporting.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the General Partners (and the General Partners have approved) that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2007.

                                     PART IV
                                     -------

ITEM 15:EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES
------- ---------------------------------------------

(a)      Consolidated Financial Statements                                                      Page
         ---------------------------------                                                      ----
         Independent Auditor's Report                                                            F-1

         Consolidated Statement of Net Assets in Liquidation as of
            December 31, 2007 and 2006                                                           F-2

         Consolidated Statement of Changes in Net Assets in Liquidation for
            the years ended December 31, 2007, 2006 and 2005                                     F-3

         Notes to Consolidated Financial Statements                                              F-4

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

REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III


By:      /s/ Joseph M. Jayson                                    March 28, 2008
         -----------------------------------                     --------------
         JOSEPH M. JAYSON,                                            Date
         Individual General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      REALMARK PROPERTIES, INC.
         Corporate General Partner

         /s/ Joseph M. Jayson                                    March 28, 2008
         -----------------------------------                     --------------
         JOSEPH M. JAYSON,                                            Date
         President, Treasurer and Director


         /s/ Judith P. Jayson                                    March 28, 2008
         -----------------------------------                     --------------
         JUDITH P. JAYSON,                                            Date
         Vice President and Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




To the Partners
Realmark Property Investors Limited Partnership - III
  and Subsidiary
Getzville, New York


         We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of Realmark Property Investors Limited Partnership - III and Subsidiary ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of changes in net assets in liquidation (liquidation basis) for each of the years in the three year period ended December 31, 2007. Realmark Property Investors Limited Partnership - III and Subsidiary's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realmark Property Investors Limited Partnership - III and Subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in note 1 to the consolidated financial statements, the Company filed a Certificate of Cancellation in the office of the Secretary of State of Delaware to cancel the Certificate of Limited Partnership of Realmark Property Investors Limited Partnership - III. The Company is currently dissolved.

/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
  March 31, 2008







                                      F-1A

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Realmark Property Investors Limited Partnership - III:

We have audited the accompanying consolidated statement of changes in net assets in liquidation of Realmark Property Investors Limited Partnership - III and Subsidiary for the year ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15. This consolidated financial statement and the financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an option on the consolidated financial statement and the financial statement schedule based on our audits

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in note 1 to the consolidated financial statements, on May 20, 2004 the Partnership adopted a plan of termination and liquidation. As a result, the Partnership has changed its basis of accounting from the going concern to the liquidation basis effective May 21, 2004.

In our opinion, the consolidated financial statement referred to above presents fairly, in all material respects, the changes in net assets in liquidation of Realmark Property Investors Limited Partnership - III and Subsidiary for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Toski, Schaefer & CO., P.C.
-------------------------------
Toski, Schaefer & CO., P.C.
Williamsville, New York
March 31, 2006








                                      F-1B

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

               Consolidated Statement of Net Assets in Liquidation
                               (Liquidation Basis)
                           December 31, 2007 and 2006


                                                           2007          2006
                                                           ----          ----



Assets - Cash                                           $      --        47,514
                                                        ---------        ------

Liabilities:

   Accounts payable and accrued expenses                       --         3,175

   Payable to affiliated parties                               --         2,831

   Estimated costs during the period of liquidation            --        41,508
                                                        ---------        ------

       Total liabilities                                       --        47,514
                                                        ---------        ------

       Net assets in liquidation                        $      --            --
                                                        =========        ======






























See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY

         Consolidated Statements of Changes in Net Assets in Liquidation
                               (Liquidation Basis)
              For the years ended December 31, 2007, 2006 and 2005



Net assets in liquidation at December 31, 2004                 $              --

Change in net assets                                                          --
                                                               -----------------

Net assets in liquidation at December 31, 2005                                --
                                                               -----------------

Change in net assets                                                          --
                                                               -----------------
Net assets in liquidation at December 31, 2006                                --

Change in net assets                                                          --
                                                               -----------------
Net assets in liquidation at December 31, 2007                 $              --
                                                               =================



































See accompanying notes to consolidated financial statements.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                          December 31, 2007, 2006, 2005

(1) Liquidation of the Partnership
    ------------------------------

     On May 20, 2004, the Partnership sold its remaining property investment, Perrymont, and adopted a plan of termination and liquidation under which obligations to non-affiliates will be paid and net proceeds will be distributed to the limited partners.

     On January 3, 2008, in response to the dissolution of the Partnership by the State of Delaware on December 31, 2007, the Partnership filed a Certificate of Cancellation in the office of the Secretary of State of Delaware to cancel the Certificate of Limited Partnership of Realmark Property Investors Limited Partnership - III.

(2)  Formation and Operation of Partnership
     --------------------------------------

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

     Under the partnership agreement, the general partners and their affiliates received compensation for services rendered and reimbursement for expenses incurred on behalf of the Partnership (note 7).

(3)  Summary of Significant Accounting Policies
     ------------------------------------------

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

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

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

     (c) Cash and Equivalents
         --------------------
         Cash and equivalents includes money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

     (d) Fair Value of Financial Instruments
         -----------------------------------
         The fair value of the Partnerships financial instruments approximated their carrying values.

     (e) Per Unit Data
         -------------
         Per limited partnership unit is based on the weighted average number of limited partnership units outstanding for the year.

     (f) Income Allocation and Distributable Cash Flow
         ---------------------------------------------
         The partnership agreement provided that income not arising from sale and refinancing activities and all partnership losses are to be allocated 97% to the limited partners and 3% to the general partners. Partnership income arising from sale or refinancing activities is allocated in the same proportion as distributions of distributable cash from sale proceeds. In the event there is no distributable cash from sale proceeds, taxable income will be allocated 87% to the limited partners and 13% to the general partners. The above is subject to tax laws that were applicable at the time of the formation of the Partnership and may be adjusted due to subsequent changes in the Internal Revenue Code.

     (g) Income Allocation and Distributable Cash Flow
         ---------------------------------------------
         The partnership agreement also provided for the distribution to the partners of net cash flow from operations. As a result of the sale of the Partnership's last property, there will be no future distributions of net cash flow from operations. Sale or refinancing proceeds are distributed to the extent available, 100% to the limited partners until there has been a return of the limited partner's capital contribution plus an amount sufficient to provide a 7%, not compounded, return on their adjusted capital contributions for all years following the termination of the offering of the units. There will not be sufficient cash flow to provide this return to the limited partners.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

(3)  Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     (h) Income Taxes
         ------------
         No income taxes are included in the consolidated financial statements since the taxable income or loss of the Partnership is reportable by the partners on their income tax returns. At December 31, 2007, net assets for financial reporting purposes were equal to the tax bases of the net assets.

     (i) Segment Information
         -------------------
         The Partnership's operating segments all involve the ownership and operation of income-producing real property and are aggregated into one reporting segment.

(4)  Investments in Real Estate
     --------------------------

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

(5)  Estimated Costs During the Period of Liquidation
     ------------------------------------------------

     Under the liquidation basis of accounting, the Partnership is required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, among other things, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Partnership's operations. These costs are estimates and are expected to be paid out over the liquidation period. The Partnership's remaining estimated costs during the period of liquidation as of December 31, 2007, 2006 and 2005 are as follows:

                                                 2007      2006      2005
                                                 ----      ----      ----

         Professional fees                     $      -    1,790    21,519
         Office and administrative expense            -   39,718    35,560
                                               --------   ------    ------

                   Total                       $      -   41,508    57,079
                                               ========   ======    ======

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(6)  Related Party Transactions
     --------------------------

     The Corporate General Partner and its affiliates earn fees, principally for property and partnership management and are reimbursed for services rendered to the Partnership, as provided for in the partnership agreement. A summary of those items follows:

                                                    Liquidation Period
                                                    ------------------

                                              2007         2006         2005
                                              ----         ----         ----
     Reimbursement for cost of services
     to the Partnership that include
     investor relations, marketing of
     properties, professional fees,
     communications, supplies, accounting,
     printing, postage and other items      $  15,170     16,603        13,463
                                            ---------     ------        ------

     In addition to the above, other property specific expenses such as payroll, benefits, etc. are charged to property operations on the Partnership's consolidated statements of operations. Payable to affiliated parties bears interest at 8%, are payable on demand and amounted to $2,831 at December 31, 2007. The deficiency of the Partnership at dissolution totaled $51,573 and was absorbed by the general partner in closing out the Partnership at December 31, 2007. This deficiency was the due to actual liquidation costs exceeding the amount originally estimated.

              REALMARK PROPERTY INVESTORS LIMITED PARTNERSHIP - III
                                 AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued


(6)  Related Party Transactions, Continued
     -------------------------------------

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


(7)  Settlement of Lawsuit, Continued
     --------------------------------

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